Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND IV L P
filed 1996-05-14
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      March 31, 1996     or
                              ------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                             -----------------  -------------------
Commission file number                   0-20103
                      --------------------------------------------------------

                         Wells Real Estate Fund IV, L.P.
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Georgia                                    58-1915128
- -------------------------------                --------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
- -----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                  ----------------------------


- ------------------------------------------------------------------------------
     (Former name, former address and former fiscal year,
                if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                   --------    ---------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART 1. FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Balance Sheets - March 31, 1996
                  and December 31, 1995..................................     3

                  Statements of Income for the Three Months
                  Ended March 31, 1996 and 1995..........................     4

                  Statement of Partners' Capital for the Year Ended
                  December 31, 1995 and the Three Months Ended
                  March 31, 1996.........................................     5

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 1996 and 1995....................    6

                  Condensed Notes to Financial Statements.................    7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................   12

PART II. OTHER INFORMATION................................................   17

                        WELLS REAL ESTATE FUND IV, L.P.


                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS


                                     ASSETS


                                         March 31, 1996  December 31, 1996
                                         --------------  -----------------

Investment in joint ventures (Note 2)       $10,943,486        $11,047,207

Cash and case equivalents                       145,011            148,494

Due from affiliates                             212,175            211,281

Other Assets                                          0              1,042
                                            -----------        -----------

                                            $11,300,672        $11,408,024
                                            ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses      $         0        $         0
 Partnership distributions payable              220,743            223,131
                                            -----------        -----------
Total Liabilities                           $   220,743        $   223,131
                                            ===========        ===========

PARTNERS' CAPITAL:
 Limited partners;
  Class A - 1,322,909 units outstanding      11,079,929         11,184,893
  Class B - 38,551 units outstanding                  0                  0
Total partners' capital                      11,079,929         11,184,893
                                            -----------        -----------
Total liabilities and partners' capital     $11,300,672        $11,408,024
                                            ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                   March 31, 1996  March, 31, 1995
                                                   --------------  ---------------

REVENUES:                                            $133,455         $182,694
   Equity in income of joint ventures (Note 2)          2,559            3,089
                                                     --------         --------
   Interest Income                                    136,014          185,783
                                                     --------         --------

EXPENSES:
   Legal and accounting                                 3,391            6,289
   Computer costs                                         787            2,967
   Partnership Administration                          15,146           12,025
   Amortization                                         1,042            1,562
                                                     --------         --------
                                                       20,366           22,843
                                                     --------         --------
NET INCOME                                           $115,648         $162,940
                                                     ========         ========
NET INCOME ALLOCATED TO  CLASS A
LIMITED PARTNERS                                     $115,648         $162,940
                                                     ========         ========

NET LOSS ALLOCATED TO CLASS B
LIMITED PARTNERS                                     $      0         $      0
                                                     ========         ========

NET INCOME PER CLASS A
LIMITED PARTNER UNIT                                    $0.09         $   0.12
                                                     ========         ========

NET LOSS PER CLASS B
LIMITED PARTNER UNIT                                 $      0         $      0
                                                     ========         ========

CASH DISTRIBUTION PER CLASS A
LIMITED PARTNER UNTIL                                   $0.17         $   0.17
                                                     ========         ========




           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                     AND THREE MONTHS ENDED MARCH 31, 1996


                                               Limited Partners
                                ------------------------------------------------

                                     Class A               Class B
                                     -------               -------        Total
                                                                        Partners'
                                Units       Amounts     Units  Amounts   Capital
                                -----       -------     -----  ------  ---------
BALANCE, December 31, 1994    1,322,909   $11,497,678   38,551   $0    $11,497,678

 Net Income                           0       623,867        0    0        623,867
 Partnership distributions            0      (936,652)       0    0       (936,652)
                              ---------   -----------   ------   --    -----------
BALANCE, December 31, 1995    1,332,909   $11,184,893   38,551   $0    $11,184,893
                              =========   ===========   ======   ==    ===========

 Net Income                           0       115,648        0    0        115,648
 Partnership distributions            0      (220,612)       0    0       (220,612)
                              ---------   -----------   ------   --    -----------

BALANCE, March 31, 1996       1,322,909   $11,079,929   38,551    0    $11,079,929
                              =========   ===========   ======   ==    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                       Three Months Ended
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 115,649   $ 162,940
                                                     ---------   ---------
  Adjustments to reconcile net income to net cash
  used in operating activities:
Equity in income of joint ventures                    (133,455)   (182,694)
Distributions received from joint ventures             236,281     224,199
Distributions to partners from accumulated
Earnings                                              (223,000)   (209,058)
Amortization                                             1,042       1,563
Changes in assets and liabilities:
Prepaids and other Assets                                    0           0
Accounts Payable                                             0        (500)
                                                     ---------   ---------
Total Adjustments                                     (119,132)   (166,490)
                                                     ---------   ---------
Net cash used in
operating activities                                    (3,483)     (3,550)
                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                0     (13,541)
                                                     ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (3,483)    (17,091)
                                                     ---------   ---------

CASH AND CASH EQUIVALENTS, beginning of year           148,494     165,648
                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, end of period             $ 145,011   $ 148,557
                                                     =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:                               $       0   $   1,068
                                                     =========   =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

          On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units which occurred on May 13, 1991. The offering was terminated on February 29, 1992, at which time the Partnership had obtained total contributions of $13,614,652 representing subscriptions from 1,285 Limited Partners.

          As of March 31, 1996, the Partnership owned interests in the following properties: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta
          (ii) the G.E. Office Building, a two-story office building located in Richmond, Virginia; (iii) The Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia; and (iv) The Jacksonville Project, a four-story office building located in Jacksonville, Florida. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
          ---------------------

          The financial statements of Wells Real Estate Fund IV, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

     (c)  Employees
          ---------

          The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
          ---------

          Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

     (e)  Competition
          -----------

          The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(2)  Investment in Joint Ventures
     ----------------------------

     The following describes the properties in which the Partnership owns an interest as of March 31, 1996. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Fund III - Fund IV Joint Ventures
- ---------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.7% of equity interest in the Fund III-Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building. As of March 31, 1996, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for a total cost of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:

The Stockbridge Village Shopping Center
- ---------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and a 3 free standing retail buildings. As of March 31, 1996, the Partnership had contributed a total of $5,067,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rates at the Stockbridge Property for the quarters ended March 31 were 93% in 1996, 100% in 1995, 99% in 1994, 100% in 1993, and 87% in 1992. The
average effective annual rental per square foot at the Stockbridge Property was $9.50 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for
1992.

The G.E. Building/Richmond
- --------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of March 31, 1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period.

The occupancy rate at the G.E. Building for the quarters ended March 31 was 100% for 1996, 1995, 1994, 1993 and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992.

Fund IV-Fund V Joint Venture
- ----------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IV and Fund V Associates (the "Fund IV-Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest in the Fund IV-Fund V Joint Venture which owns and operates two office buildings. As of March 31, 1996, the Partnership had contributed $4,736,173 and Wells Fund V had contributed $7,719,249 for a total costs of $12,455,422 to the Fund IV-Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV-Fund V Joint Venture:

The Jacksonville Project
- ------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for a purchase price of $1,360,000 for development of the Jacksonville Project. The Jacksonville Project consists of a four-story office building containing approximately 88,600 square feet leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

The initial term of the IBM lease containing 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478 payable in equal monthly installments of $93,540. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

The term of the CTI lease containing 11,780 square feet is five years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

The occupancy rates at the Jacksonville Project were 100% in 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Project was $16.71 for 1996, $16.53 for 1995, $16.22 for 1994 and $16.38 for 1993.

The Medical Center Project
- --------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each ( the "Medical Center Project"). As of March 31, 1996, the Partnership had contributed $1,296,226 and Wells Fund V had contributed $2,757,540 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Medical Center Project. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Project. Wells Fund V has reserve funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

Construction on the first building was completed in March, 1993, and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, has leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years at an annual rental rate of $55,704, increasing to $57,392 in the fourth year and $59,080 in the fifth year.

The occupancy rate at the Medical Center Project for the quarters ended March 31 was 68% in 1996, 79% in 1995, 69% in 1994 and 47% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $11.87 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25
for 1993.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1993 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

Gross revenues of the Partnership were $136,014 for the three months ended March 31, 1996, as compared to $185,783 for the three months ended March 31, 1995. This decrease in gross revenues was due to decreased equity in income of joint ventures, which was primarily due to increased depreciation expense. The decrease in income from 1995 to 1996 was due to primarily to increased depreciation expense for the joint ventures from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years.

Expenses of the Partnership remained relatively stable for the quarters ended March 31, 1996 and 1995.

The Partnership's net cash used in operating activities remained relatively stable for 1996 and 1995. Net cash used in investing activities decreased to zero in 1996 due to all funds available for investing having been invested in prior years. Cash and cash equivalents remained relatively stable for the periods ending March 31, 1996 and 1995. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.17 per unit for the three months ended March 31, 1996 and 1995. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

Property Operations
- -------------------

As of March 31, 1996, the Partnership owned interests in the following operational properties through its joint ventures:



The Stockbridge Village Shopping Center
- -----------------------------------------
                                           Three Months Ended March 31
                                           ----------------------------
                                               1996      1995
                                            ----------------------
Revenues:
 Rental income                              $268,455      $269,535
 Interest Income                               3,613         4,480
                                            --------      --------
                                            $272,068      $301,015

Expenses:
Depreciation                                  84,748        55,296
Management and leasing expenses               27,154        28,821
Other expenses                                25,392        11,379
                                            --------      --------
                                             137,294        95,496
                                            --------      --------

Net income                                  $134,774      $205,519
                                            --------      --------

Occupied %                                        93%          100%
Partnership's Ownership % in Property           42.7%         42.7%

Cash  Distributed to the Property           $ 98,705      $115,143

Net Income Allocated to the Partnership     $ 57,526      $ 87,722


Rental income decreased to $268,455 for 1996, as compared to $296,535 in 1995, due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet. Expenses of the property increased from $95,496 in 1995 to $137,294 in 1996 due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and timing differences in billing tenant expense reimbursement.



The G.E. Building/Richmond
- --------------------------
                                           Three Months Ended March 31
                                           ----------------------------
                                               1996            1995
                                           ----------        ----------
Revenues:
 Rental  income                             $131,856           $131,856
 Expenses:
 Depreciation                                 49,053             28,160
 Management and leasing expenses               9,965              9,965
 Other operating expenses                      3,020              3,007
                                            --------           --------
                                              62,038             41,132
                                            --------           --------

Net income                                  $ 69,818           $ 90,724
                                            --------           --------

Occupied %                                       100%               100%
Partnership's Ownership % in Property           42.7%              42.7%

Cash  Distributed to the Property           $ 50,281           $ 49,317

Net Income Allocated to the Partnership     $ 29,801           $ 38,724


Rental income remained constant for 1996 and 1995. Total expenses increased in 1995, due to the increase in depreciation expense as a result of the change in the estimate useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition".



The Jacksonville Project
- ------------------------
                                            Three Months Ended March 31
                                           -----------------------------
                                              1996               1995
                                           ----------         ----------
Revenues:
 Rental  income                             $365,992           $378,807
Expenses:
 Depreciation                                 79,296             47,484
 Management and leasing expenses              43,976             45,386
 Other operating expenses                    120,280            134,837
                                            --------           --------
                                             243,552            227,707
                                            --------           --------

Net income                                  $122,440           $155,100
                                            --------           --------

Occupied %                                       100%               100%
Partnership's Ownership % in Property           38.1%              38.3%

Cash  Distributed to the Property           $ 73,338           $ 75,350

Net Income Allocated to the Partnership     $ 46,680           $ 58,036


Rental income has decreased in 1996 as compared to 1995 due to an overstatement of rental income in 1995 which was corrected in the third quarter of 1995. Expenses increased for the three months ended March 31, 1996 as compared to 1995 due primarily to increased depreciation due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by savings in various operating expenses. Cash distributions remained relatively stable for 1996 and 1995. Cash fundings to the Joint Venture for construction were contributed by the Wells Fund V which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV-Fund V Joint Venture.



The Medical Center Project
- --------------------------
                                         Three Months Ended March 31
                                         ----------------------------
                                             1996              1995
                                         ----------------------------
Revenues:
 Rental  income                            $105,186           $85,848
 Interest income                              3,076             3,393

Expenses:
 Depreciation                                39,882            24,477
 Management and leasing expenses             11,042            10,884
 Other operating expenses                    58,787            58,529
                                           --------           -------
                                            109,711            93,890
                                           --------           -------

Net loss                                   $ (1,449)          $(4,649)
                                           --------           -------

Occupied %                                       68%               79%
Partnership's Ownership % in Property          38.1%             38.3%

Cash  Distributed to the Property          $ 14,852           $ 5,761

Net Loss Allocated to the Partnership      $   (552)          $(1,788)


Revenue income increased in 1996 over 1995 due to increased lease up at the Medical Center Project. Expenses have increased in 1996 over 1995 levels due primarily to lease up of the buildings and the increase in depreciation expenses due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition".

Cash distributions and net income allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project but offset slightly by the decrease in ownership in the Joint Venture. Cash fundings to the Joint Venture for construction were contributed by the Wells Fund V which increase its ownership and decreased the Partnership's ownership in the Fund IV
- - Fund V Joint Venture.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May  13, 1996    By: /s/ Leo F. Wells, III
                            --------------------
                            Leo F. Wells, III, as Individual General
                            Partner and as President, Sole Director and Chief Financial Officer of Wells Capital,
                            Inc., the General Partner of Wells Partners, L.P.