Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND IV L P
filed 1996-08-14
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   June 30, 1996                             or
                               -------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                 to
                                               ---------------    --------------
    Commission file number                            0-20103
                          ------------------------------------------------------
                            Wells Real Estate Fund IV, L.P.
- --------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

          Georgia                                    58-1915128
- ------------------------------                 ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia             30092
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                  ------------------------------


- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                      -----     -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART 1.   FINANCIAL INFORMATION

          Item 1.   Financial Statements
                    Balance Sheets - June 30, 1996
                    and December 31, 1995 ............................... 3

                    Statements of Income for the Three Months and
                    Six Months Ended June 30, 1996 and 1995 ............. 4

                    Statement of Partners' Capital for the Year Ended
                    December 31, 1995 the Six Months Ended
                    June 30, 1996 ....................................... 5

                    Statements of Cash Flows for the Six
                    Months Ended June 30, 1996 and 1995 ................. 6

                    Condensed Notes to Financial Statements ............. 7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations ......................................... 12

PART II.  OTHER INFORMATION ............................................ 17

                        WELLS REAL ESTATE FUND IV, L.P.


                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS


                                     ASSETS

                                            June 30, 1996    December 31, 1995
                                            -------------    -----------------
Investment in joint ventures (Note 2)         $10,851,649          $11,047,207

Cash and cash equivalents                         142,358              148,494

Due from affiliates                               205,039              211,281

Other assets                                            0                1,042
                                              -----------          -----------

     Total assets                             $11,199,046          $11,408,024
                                              ===========          ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses        $         0          $         0
 Partnership distributions payable                210,753              223,131
                                              -----------          -----------
     Total liabilities                            210,753              223,131
                                              ===========          ===========

PARTNERS' CAPITAL:
 Limited partners;
   Class A - 1,322,909 units outstanding       10,988,293           11,184,893
   Class B - 38,551 units outstanding                   0                    0
                                              -----------          -----------
     Total partners' capital                   10,988,293           11,184,893
                                              -----------          -----------
     Total liabilities and partners' capital  $11,199,046          $11,408,024
                                              ===========          ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                               Three Months Ended                   Six Months Ended
                                                               ------------------                   ----------------
                                                         June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                                         -------------     -------------     -------------     -------------
Revenues:
   Equity in income of joint ventures (Note 2)                $148,202           210,898          $281,657          $393,592
   Interest income                                               2,252             2,498             4,811             5,587
                                                              --------          --------          --------          --------
                                                               150,454           213,396           286,468           399,179
                                                              --------          --------          --------          --------
Expenses:
   Legal and accounting                                         17,500               591            20,892             6,880
   Computer costs                                                1,045             1,872             1,832             4,839
   Partnership administration                                   12,921            11,125            28,067            23,149
   Amortization                                                      0             1,562             1,042             3,125
                                                              --------          --------          --------          --------
                                                                31,467            15,150            51,833            37,993
                                                              --------          --------          --------          --------
   Net income                                                 $118,987          $198,246          $234,635          $361,186
                                                              ========          ========          ========          ========
Net income allocated to Class A
   Limited Partners                                           $118,987          $198,246          $234,635          $361,186

Net loss allocated to Class B
   Limited Partners                                           $      0          $      0          $      0          $      0

Net income per Class A
   Limited Partner unit                                       $   0.09          $   0.15          $   0.18          $   0.27

Net loss per Class B
   Limited Partner unit                                       $      0          $      0          $      0          $      0

Cash distribution per Class A
   Limited Partner unit                                       $   0.16          $   0.18          $   0.33          $   0.35

           See accompanying  condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                      AND SIX  MONTHS ENDED JUNE 30, 1996

                                                       Limited Partners
                                                       ----------------
                                              Class A                     Class B                  Total
                                              -------                     -------
                                                                                                  Partners'
                                         Units        Amounts           Units        Amounts       Capital
                                         -----        -------           -----        -------       -------
BALANCE, December 31, 1994             1,322,909   $ 11,497,678         38,551   $          0   $ 11,497,678

     Net Income                                0        623,867              0              0        623,867
     Partnership distributions                 0       (936,652)             0              0       (936,652)
                                    -------------  -------------  -------------  -------------  -------------
BALANCE, December 31, 1995             1,332,909     11,184,893         38,551              0     11,184,893

     Net Income                                0        234,635              0              0        234,635
     Partnership distributions                 0       (431,235)             0              0       (431,235)
                                    -------------  -------------  -------------  -------------  -------------

BALANCE, June 30, 1996                 1,322,909   $ 10,988,293         38,551              0   $ 10,988,293
                                    =============  =============  =============  =============  =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                        ----------------
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------

Cash flows from operating activities:
 Net income                                          $ 234,635       $ 361,186
                                                     ---------       ---------
    Adjustments to reconcile net income to net cash
    used in operating activities:
      Equity in income of joint ventures              (281,657)       (393,592)
      Distributions received from joint ventures       483,456         467,294
      Distributions to partners from accumulated
        Earnings                                      (443,613)       (436,438)
      Amortization                                       1,042           3,125
      Changes in assets and liabilities:
        Accounts Payable                                     0          (3,000)
                                                     ---------       ---------
          Total Adjustments                           (240,772)       (362,611)
                                                     ---------       ---------
          Net cash used in
            operating activities                        (6,137)         (1,425)
                                                     ---------       ---------
Cash flows from investing activities:
    Investment in joint ventures                             0         (13,541)
                                                     ---------       ---------
Net decrease in cash and cash equivalents               (6,137)        (14,966)
                                                     ---------       ---------

Cash and cash equivalents, beginning of year           148,494         165,648
                                                     ---------       ---------
Cash and cash equivalents, end of period             $ 142,357       $ 150,682
                                                     =========       =========

Supplemental disclosure of noncash
    investing activities:                            $       0       $   1,068
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

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
          -------

          Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial properties.

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

          As of June 30, 1996, the Partnership owned interests in the following properties: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta;
          (ii) the G.E. Office Building, a two-story office building located in Richmond, Virginia; (iii) The Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia; and (iv) The Jacksonville Project, a four-story office building located in Jacksonville, Florida. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The following describes the properties in which the Partnership owns an interest as of June 30, 1996. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Fund III - Fund IV Joint Ventures
- ---------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.7% of equity interest in the Fund III-Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building. As of June 30, 1996, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:

The Stockbridge Property
- ------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and a 3 free standing retail buildings. As of June 30, 1996, the Partnership had contributed a total of $5,067,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rates at the Stockbridge Property for the quarters ended June 30 were 93% in 1996, 100% in 1995, 99% in 1994 and 1993, and 94% in 1992. The
average effective annual rental per square foot at the Stockbridge Property was $9.54 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for
1992.

The G.E. Building/Richmond
- --------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of June 30, 1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The occupancy rate at the G.E. Building for the quarters ended June 30 was 100% for 1996, 1995, 1994, 1993 and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992.

Fund IV-Fund V Joint Venture
- ----------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IV and Fund V Associates (the "Fund IV-Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest in the Fund IV-Fund V Joint Venture which owns and operates the two office buildings described below. As of June 30, 1996, the Partnership had contributed $4,736,173 and Wells Fund V had contributed $7,719,249 for total contributions of $12,455,422 to the Fund IV-Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV-Fund V Joint Venture:

The Jacksonville Property
- -------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for a purchase price of $1,360,000 for development of the Jacksonville Property. The Jacksonville Property consists of a four-story office building containing approximately 88,600 rentable square feet leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

The initial term of the IBM lease for 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993. IBM has the option to extend the initial lease for two consecutive five-year periods at 90% of the prevailing market values and rates for those periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478 payable in equal monthly installments of $93,540. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

The term of the CTI lease for 11,780 square feet is five years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

The occupancy rates at the Jacksonville Property were 100% in 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Property was $16.71 for 1996, $16.53 for 1995, $16.22 for 1994 and $16.38 for 1993.

The Medical Center Property
- ---------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Property"). As of June 30, 1996, the Partnership had contributed $1,296,226 and Wells Fund V had contributed $2,757,540 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Medical Center Property. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Property. Wells Fund V has reserve funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

Construction on the first building was completed in March, 1993, and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, has leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period beginning at $18.50 per square foot with $.50 per square foot annual increases. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years commencing in December, 1994 at an annual rental rate of $55,704, increasing to $57,392 in the fourth year and $59,080 in the fifth year.

The occupancy rate at the Medical Center Property for the quarters ended June 30 was 69% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Property was $11.88 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25
for 1993.

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

Results of Operations and Changes in Financial Conditions
- ---------------------------------------------------------

General
- -------

Gross revenues of the Partnership were $150,454 for the three months ended June 30, 1996, as compared to $213,396 for the three months ended June 30, 1995, and $286,468 for the six months ended June 30, 1996, as compared to $399,179 for the six months ended June 30, 1995. This decrease in gross revenues was due to decreased equity in income of joint ventures, which was primarily due to the increased depreciation expenses described below. The decrease in income from 1995 to 1996 was due primarily to increased depreciation expenses for the joint ventures from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements, as of December 31, 1995, from 40 years to 25 years and increased legal and accounting expenses.

Expenses of the Partnership increased for the quarters ended June 30, 1996 over 1995 due to an increase in legal and accounting expenses.

The Partnership's net cash used in operating activities remained relatively stable for 1996 and 1995. Net cash used in investing activities decreased to zero in 1996 due to the fact that all funds available for investment in properties have now been invested. Cash and cash equivalents remained relatively stable for the periods ending June 30, 1996 and 1995. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.33 per unit for the six months ended June 30, 1996 of which $.18 was from investment income and $.15 was a return of capital, and $.35 for the six months ended June 30, 1995 of which $.27 was from investment income and $.08 was a return of capital. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

Property Operations
- -------------------

As of June 30, 1996, the Partnership owned interests in the following properties through joint ventures:

The Stockbridge Property
- ------------------------

                                                Three Months Ended                    Six Months Ended
                                                ------------------                    ----------------
                                        June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                                        -------------      -------------      -------------      -------------
Revenues:
   Rental income                             $269,887            299,736           $538,342           $596,271
   Interest Income                              3,079              4,062              6,692              8,542
                                             --------           --------           --------           --------
                                              272,966            303,798            545,034            604,813
Expenses:
   Depreciation                                84,748             55,296            169,496            110,592
   Management and leasing expenses             24,166             30,445             51,320             59,266
   Other expenses                               2,970             19,188             48,362             30,567
                                             --------           --------           --------           --------
                                              131,884            104,929            269,178            200,425
                                             --------           --------           --------           --------

Net income                                   $141,082           $198,869           $275,856           $404,388
                                             ========           ========           ========           ========

Occupied %                                        93%               100%                93%               100%
Partnership's Ownership %                       42.7%              42.7%              42.7%              42.7%

Cash Distributed to the Partnership          $101,403           $112,795           $200,108           $227,938

Net Income Allocated to the Partnership      $ 60,219           $ 84,884           $117,745           $172,606

Rental income decreased for the three and the six months ended June 30, 1996, as compared to the same period in 1995, due to the decreased occupancy resulting from the early termination of a lease for 8,025 square feet. Although no leases have been signed, every effort is being made to re-lease this space. Expenses of the property increased from $200,425 in 1995 to $269,856 in 1996 due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and timing differences in billing tenant expense reimbursement and an extraordinary painting expenditure.

The G.E. Building/Richmond
- --------------------------

                                                Three Months Ended                    Six Months Ended
                                                ------------------                    ----------------
                                        June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                                        -------------      -------------      -------------      -------------
Revenues:
   Rental income                             $131,856            131,856           $263,712           $263,712

Expenses:
   Depreciation                                49,053             28,160             98,106             56,320
   Management and leasing expenses              9,965              9,926             19,930             19,891
   Other expenses                               4,162              1,898              7,182              4,905
                                             --------           --------           --------           --------
                                               63,180             39,984            125,218             81,116
                                             --------           --------           --------           --------

Net income                                   $ 68,676           $ 91,872           $138,494           $182,596
                                             ========           ========           ========           ========

Occupied %                                      100%                100%               100%               100%
Partnership's Ownership %                      42.7%               42.7%              42.7%              42.7%

Cash Distributed to the Partnership         $ 50,868            $ 50,819           $101,149           $100,136

Net Income Allocated to the Partnership     $ 29,314            $ 39,214           $ 59,114           $ 77,938

Rental income remained constant for 1996 and 1995. Total expenses increased in 1996 over 1995, and accordingly, net income decreased in 1996, as compared to 1995, due primarily to the increase in depreciation expenses as a result of the change in the estimate useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition".

The Jacksonville Property
- -------------------------

                                                Three Months Ended                    Six Months Ended
                                                ------------------                    ----------------
                                        June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                                        -------------      -------------      -------------      -------------
Revenues:
   Rental income                             $365,993           $360,041           $731,985           $738,848

Expenses:
   Depreciation                                79,296             47,484            158,592             94,968
   Management and leasing expenses             46,778             45,386             93,754             90,772
   Other expenses                              66,121             81,906            186,401            216,743
                                             --------           --------           --------           --------
                                              195,195            174,776            438,747            402,483
                                             --------           --------           --------           --------

Net income                                   $170,798           $185,265           $293,238           $336,365
                                             ========           ========           ========           ========

Occupied %                                       100%               100%               100%               100%
Partnership's Ownership %                       38.1%               38.3              38.1%              38.3%

Cash Distributed to the Partnership         $ 77,286            $ 88,244           $150,624           $163,594

Net Income Allocated to the Partnership     $ 65,116            $ 70,973           $111,796           $129,009


Rental income has decreased slightly in 1996 as compared to 1995 due to an overstatement of rental income in 1995 which was corrected in the third quarter of 1995. Expenses increased in 1996 as compared to 1995 due primarily to increased depreciation caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by savings in various operating expenses. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which resulted in a decrease in the Partnership's ownership interest and an increase in Wells Fund V's ownership interest in the Fund IV-Fund V Joint Venture.

The Medical Center Property
- ---------------------------

                                                     Three Months Ended                    Six Months Ended
                                                     ------------------                    ----------------
                                             June 30, 1996      June 30, 1995      June 30, 1996      June 30, 1995
                                             -------------      -------------      -------------      -------------
Revenues:
   Rental income                                  $105,394           $100,596           $210,580          $186,444
   Interest income                                   2,665              3,017              5,741             6,410
                                                 ---------           --------          ---------          --------
                                                   108,059            103,613            216,321           192,854

Expenses:
   Depreciation                                     39,882             25,114             79,764            49,591
   Management and leasing expenses                  13,839             12,361             24,881            23,245
   Other expenses                                   71,245             24,843            130,032            83,372
                                                 ---------           --------          ---------          --------
                                                   124,966             62,318            234,677           156,208
                                                 ---------           --------          ---------          --------

Net income loss                                   ($16,907)          $ 41,295           ($18,356)         $ 36,646
                                                 =========           ========          =========          ========

Occupied %                                             69%                69%                69%               69%
Partnership's Ownership %                            38.1%               38.3              38.1%             38.3%

Cash Distributed to the Partnership               $ 10,481           $ 23,801           $ 25,333          $ 29,562

Net Income (loss) Allocated to the Partnership     ($6,446)          $ 15,827            ($6,998)         $ 14,039

Rental income increased in 1996 over 1995 due to increased lease up at the Medical Center Property. Leases are being actively pursued on the remaining 11,000 rentable square feet of vacant space with strong interest in an approximate 2,000 square feet. Expenses have increased in 1996 over 1995 levels due primarily to increased operating expenses of the buildings, the increase in depreciation expenses caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and a timing difference in operating expense billings to tenants.

Cash distributions allocated to the Partnership have decreased over prior year levels due primarily to increased operating expenditures of the property which were partly offset by the increase in rental income. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which resulted in an increase in its ownership interest and a decrease in the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

                          PART  II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WELLS REAL ESTATE FUND IV, L.P.
                          (Registrant)



Dated: August  13, 1996   By:  /s/Leo F. Wells, III
                               -------------------------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and Chief
                               Financial Officer of Wells Capital,
                               Inc., the General Partner of Wells Partners, L.P.