Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND IV L P
filed 1996-11-14
CIK 869712

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1996         or
                               -------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                              -------------------   --------------------

Commission file number                         0-20103
                      ----------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Georgia                                        58-1915128
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia              30092
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



-------------------------------------------------------------------------------
Registrant's telephone number, including area code      (770) 449-7800
                                                   ----------------------------


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

Yes    X       No
    ------       -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                Page No.
                                                                --------
PART 1.  FINANCIAL INFORMATION
------   ----------------------

Item 1.  Financial Statements
         Balance Sheets - September 30, 1996
         and December 31, 1995.....................................  3

         Statements of Income for the Three Months and Nine Months
         Ended September 30, 1996 and 1995.........................  4

         Statement of Partners' Capital for the Year Ended
         December 31, 1995 the Nine Months Ended
         September 30, 1996.......................................   5

         Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995.................   6

         Condensed Notes to Financial Statements..................   7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
          Operations..............................................  11

PART II. OTHER INFORMATION........................................  16

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 Assets                   September 30, 1996  December 31, 1995
                 ------                   ------------------  -----------------

     Investment in joint venture (Note 2)        $10,741,560        $11,047,207
     Cash and cash equivalents                       154,632            148,494
     Due from affiliates                             219,576            211,281
     Other assets                                          0              1,042
                                                 -----------        -----------


          Total assets                           ===========        ===========
                                                 $11,115,768        $11,408,024
                                                 ===========        ===========



       Liabilities and Partners' Capital
       ---------------------------------

     Liabilities:
        Accounts payable                         $       219        $         0
     Partnership distribution payable                237,345            223,131
                                                 -----------        -----------

           Total liabilities                         237,564            223,131
                                                 -----------        -----------

     Partners' capital:
        Limited  partners                                  0                  0
     Class A - 1,322,909 units                    10,878,204         11,184,893
       outstanding
     Class B - 38,551 units outstanding                    0                  0
                                                 -----------        -----------

          Total partners' capital                 10,878,204         11,184,893
                                                 -----------        -----------

          Total liabilities and                  $11,115,768        $11,408,024
           partners' capital                     ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME





                                                    Three Months Ended             Nine Months Ended
                                              -----------------------------   ----------------------------
                                              Sept 30, 1996   Sept 30, 1995   Sept 30, 1996  Sept 30, 1995
                                              -------------   -------------   -------------  -------------

Revenues:
 Equity in income of joint ventures (Note 2)    $134,486          180,899        $416,143       $574,491
 Interest income                                   2,022            2,606           6,833          8,193
                                                --------         --------        --------       --------
                                                 136,508          183,505         422,976        582,684
                                                --------         --------        --------       --------

Expenses:
 Legal and accounting                                621             3534          21,513         10,414
 Computer costs                                    1,404              431           3,236          5,270
 Partnership administration                        7,355           10,897          35,422         34,046
 Amortization                                          0            1,563           1,042          4,688
                                                --------         --------        --------       --------
                                                   9,380           16,425          61,213         54,418
                                                --------         --------        --------       --------
  Net income                                    $127,128         $167,080        $361,763       $528,266
                                                ========         ========        ========       ========

Net income allocated to Class A
 Limited Partners                               $127,128         $167,080        $361,763       $528,266

Net loss allocated to Class B
 Limited Partners                               $      0         $      0        $      0       $      0

Net income per Class A
 Limited Partner unit                           $   0.10         $   0.13        $   0.27       $   0.40

Net loss per Class B
 Limited Partner unit                           $      0         $      0        $      0       $      0

Cash distribution per Class A
 Limited Partner unit                           $   0.18         $   0.19        $   0.51       $   0.54





           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1996




                                                     Limited Partners
                                                     ----------------
                                              Class A                      Class B            Total
                                    -----------------------------    ------------------      Partners'
                                      Units             Amounts        Units    Amounts      Capital
                                    ----------        -----------    ---------  -------    ------------

BALANCE, December 31, 1994          1,322,909         $11,497,678      38,551       $0      $11,497,678

     Net Income                             0             623,867           0        0          623,867
     Partnership distributions              0            (936,652)          0        0         (936,652)
                                    ---------         -----------      ------       --      -----------
BALANCE, December 31, 1995          1,332,909          11,184,893      38,551        0       11,184,893

     Net Income                             0             361,763           0        0          361,763
     Partnership distributions              0            (668,452)          0        0         (668,452)
                                    ---------         -----------      ------       --      -----------

BALANCE, September 30, 1996         1,322,909         $10,878,204      38,551        0      $10,878,204
                                    =========         ===========      ======       ==      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                        ----------------------------------
                                                          Sept 30, 1996     Sept 30, 1995
                                                        ------------------  --------------

Cash flows from operating activities:
 Net income                                                   $ 361,763       $ 528,266
                                                              ---------       ---------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in income of joint ventures                        (416,143)       (574,491)
     Distributions received from joint ventures                 713,495         742,952
     Distributions to partners from accumulated
         earnings                                              (654,238)       (672,006)
     Amortization                                                 1,042           4,688
     Changes in assets and liabilities:
       Accounts payable                                             219          (3,000)
                                                              ---------       ---------
          Total Adjustments                                    (355,625)       (501,857)
                                                              ---------       ---------
          Net cash provided by (used by)
            operating activities                                 (6,138)         26,409
                                                              ---------       ---------
Cash flows from investing activities:
   Investment in joint ventures                                       0         (13,541)
                                                              ---------       ---------

Net increase in cash and cash equivalents                         6,138          12,868
                                                              ---------       ---------

Cash and cash equivalents, beginning of year                    148,494         165,648
                                                              ---------       ---------

Cash and cash equivalents, end of period                      $ 154,632       $ 178,516
                                                              =========       =========

Supplemental disclosure of noncash
   investing activities:                                      $       0       $   1,068
                                                              =========       =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                               September 30, 1996


(1) Summary of Significant Accounting Policies
    ------------------------------------------

(a) General
-----------

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

As of September 30, 1996, the Partnership owned interests in the following properties: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta; (ii) the G.E. Office Building, a two-story office building located in Richmond, Virginia;
(iii) The Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia; and (iv) The Jacksonville Project, a four-story office building located in Jacksonville, Florida. All of the foregoing properties were acquired on an all cash basis.

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

(2)       Investment in Joint Ventures
          ----------------------------

The following describes the properties in which the Partnership owns an interest as of September 30, 1996. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Fund III - Fund IV Joint Ventures
---------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 43% of equity interest in the Fund III-Fund IV Joint Venture which owns and operates a multi-tenant retail center and an office building. As of September 30, 1996, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:


The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 113,011 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,914 square feet is comprised of 12 separate retail spaces and a 3 free standing retail buildings. As of September 30, 1996, the Partnership had contributed a total of $5,047,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rates at the Stockbridge Property for the quarters ended September 30 were 93% in 1996, 100% in 1995, 99% in 1994 and 1993, and 94% in 1992. The
average effective annual rental per square foot at the Stockbridge Property was $9.56 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for
1992.

The G.E. Building/Richmond / Fund III - fund IV Joint Venture
-------------------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of September 30, 1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The occupancy rate at the G.E. Building for the quarters ended September 30 was 100% for 1996, 1995, 1994, 1993 and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992.

Fund IV-Fund V Joint Venture
----------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IV and Fund V Associates (the "Fund IV-Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. The Partnership holds an approximate 38% equity interest in the Fund IV-Fund V Joint Venture which owns and operates the two office buildings described below. As of September 30, 1996, the Partnership had contributed $4,736,173 and Wells Fund V had contributed $7,719,249 for total contributions of $12,455,422 to the Fund IV-Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV-Fund V Joint
Venture:

The Jacksonville Property / Fund IV and Fund V Joint Venture
------------------------------------------------------------

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

The Medical Center Property / Fund IV - Fund V Joint Venture
------------------------------------------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Property"). As of September 30, 1996, the Partnership had contributed $1,296,226 and Wells Fund V had contributed $2,757,540 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Medical Center Property. It is currently anticipated that approximately $146,000 of additional fundings will be required for the completion of the Medical Center Property. Wells Fund V has reserved funds for this purpose, with any excess costs which may be required to be funded out of operating cash flow.

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

The occupancy rate at the Medical Center Property for the quarters ended September 30 was 69% in 1996 and 1995, 58% in 1994 the year the second building opened and 69% in 1993, the first year of occupancy of the first building. The average effective annual rental per square foot at the Medical Center Property was $11.89 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25 for 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $136,508 for the three months ended September 30, 1996, as compared to $183,505 for the three months ended September 30, 1995, and $422,976 for the nine months ended September 30, 1996, as compared to $582,684 for the nine months ended September 30, 1995. This decrease in gross revenues was due to decreased equity in income of joint ventures, which was primarily due to the increased depreciation expenses described below. Depreciation expenses for the joint ventures increased from 1995 to 1996 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owns interest, effective December 31, 1995, from 40 years to 25 years.

Expenses of the Partnership increased for the nine months ended September 30, 1996 over the same period in 1995 due primarily to an increase in accounting expenses.

The Partnership's net cash provided by (used by) operating activities decreased due to lowered net income and decreased distributions from the joint ventures. Net cash used in investing activities decreased to zero in 1996 due to the fact that all funds available for investment in properties have now been invested. Cash and cash equivalents remained relatively stable for the periods ending September 30, 1996 and 1995. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.51 per Unit for the nine months ended September 30, 1996 of which $.28 was from investment income and $.23 was a return of capital, and $.54 for the nine months ended September 30, 1995 of which $.40 was from investment income and $.14 was a return of capital. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners.

Property Operations
-------------------

As of September 30, 1996, the Partnership owned interests in the following properties through joint ventures:

The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------


                                                   Three Months Ended                   Nine Months Ended
                                           ----------------------------------   ----------------------------------
                                           Sept 30, 1996      Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                           --------------  -------------------  --------------  ------------------
 Revenues:
   Rental income                                $271,532              300,453        $809,874            $896,724
   Interest Income                                 3,526                3,760          10,218              12,302
                                                --------             --------        --------            --------
                                                 275,058              304,213         820,092             909,026
                                                --------             --------        --------            --------

Expenses:
   Depreciation                                   84,747               55,355         254,243             165,947
   Management and leasing expenses                24,114               29,567          75,434              88,833
   Other expenses                                 26,243               18,715          74,605              49,282
                                                --------             --------        --------            --------
                                                 135,104              103,637         404,282             304,062
                                                --------             --------        --------            --------

Net income                                      $139,954             $200,576        $415,810            $604,964
                                                ========             ========        ========            ========

Occupied %                                            93%                 100%             93%                100%
Partnership's Ownership %                           42.7%                42.7%           42.7%               42.7%

Cash Distributed to the Partnership             $100,912             $113,789        $301,020            $341,727

Net Income Allocated to the Partnership         $ 59,737             $ 85,613        $177,482            $258,219

Rental income decreased for the three and the nine months ended September 30, 1996, as compared to the same period in 1995, due to the a decrease in occupancy resulting from the early termination of a lease for 8,025 square feet. Although no leases have been signed, as yet, every effort is being made to re-lease this space. Expenses of the property increased from $304,062 in 1995 to $404,282 in 1996 due primarily to the increase in depreciation expenses as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition," timing differences in billing tenant expense reimbursement and an extraordinary painting expenditures.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
--------------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------  ------------------------------
                                           Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                           --------------  --------------  --------------  --------------
Revenues:
   Rental income                                $131,857         131,857        $395,569        $395,569

Expenses:
   Depreciation                                   49,056          28,159         147,162          84,479
   Management and leasing expenses                 9,965           9,965          29,895          29,856
   Other expenses                                    708           1,440           7,890           6,345
                                                --------        --------        --------        --------
                                                  59,729          39,564         184,947         120,680
                                                --------        --------        --------        --------

Net income                                      $ 72,128        $ 92,293        $210,622        $274,889
                                                ========        ========        ========        ========

Occupied %                                           100%            100%            100%            100%
Partnership's Ownership %                           42.7%           42.7%           42.7%           42.7%

Cash Distributed to the Partnership             $ 51,544        $ 50,999        $152,693        $151,135

Net Income Allocated to the Partnership         $ 30,787        $ 39,394        $ 89,901        $117,332

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

The Jacksonville Property / Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------  ------------------------------
                                           Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                           --------------  --------------  --------------  --------------

 Revenues:
   Rental income                                $365,992        $358,214      $1,097,977      $1,097,062

Expenses:
   Depreciation                                   79,296          47,484         237,888         142,452
   Management and leasing expenses                43,977          45,385         137,731         136,157
   Other expenses                                138,511         140,937         324,912         357,680
                                                --------        --------      ----------      ----------
                                                 261,784         233,806         700,531         636,289
                                                --------        --------      ----------      ----------

Net income                                      $104,208        $124,408      $  397,446      $  460,773
                                                ========        ========      ==========      ==========

Occupied %                                           100%            100%            100%            100%
Partnership's Ownership %                           38.1%           38.1%           38.1%           38.1%

Cash Distributed to the Partnership             $ 70,962        $ 64,722      $  221,586      $  228,316

Net Income Allocated to the Partnership         $ 39,730        $ 47,508      $  151,526      $  176,517


Rental income remained relatively stable in 1996 as compared to 1995. Expenses increased in 1996 as compared to 1995 due primarily to increased depreciation caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". The increase in depreciation was partially offset by reductions in operating expenses resulting primarily from timing differences in billing tenant expense reimbursements.

The Medical Center Property / Fund IV - Fund V Joint Venture
------------------------------------------------------------



                                                        Three Months Ended              Nine Months Ended
                                                  ------------------------------  ------------------------------
                                                  Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
                                                  --------------  --------------  --------------  --------------

Revenues:
   Rental income                                       $105,470        $103,424        $316,050        $289,868
   Interest income                                        3,727           3,440           9,468           9,850
                                                       --------        --------        --------        --------
                                                        109,197         106,864         325,518         299,718
                                                       --------        --------        --------        --------

Expenses:
   Depreciation                                          39,882          25,238         119,646          74,829
   Management and leasing expenses                       13,227          13,846          38,108          37,091
   Other expenses                                        44,985          45,810         175,017         129,182
                                                       --------        --------        --------        --------
                                                         98,094          84,894         332,771         241,102
                                                       --------        --------        --------        --------

Net income loss                                        $ 11,103        $ 21,970        $ (7,253)       $ 58,616
                                                       ========        ========        ========        ========

Occupied %                                                   69%           67.8%             69%           67.8%
Partnership's Ownership %                                  38.1%           38.1%           38.1%           38.1%

Cash Distributed to the Partnership                    $ 21,159        $ 13,449        $ 46,492        $ 43,011

Net Income (loss) Allocated to the Partnership         $  4,233        $  8,385        $ (2,765)       $ 22,424


Rental income increased for the nine month period ending September 30, 1996, as compared to the same period in 1995, due to increased lease up at the Medical Center Property during 1995. Leases are being actively pursued on the remaining 11,000 rentable square feet of vacant space. Expenses have increased in 1996 over 1995 levels due primarily to increased operating expenses of the buildings, the increase in depreciation expenses caused by the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition" and timing differences in operating expense billings to tenants.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WELLS REAL ESTATE FUND IV, L.P.
                             (Registrant)


Dated: November  11, 1996    By:  /s/Leo F. Wells, III
                                  ---------------------------------------------
                                  Leo F. Wells, III, as Individual General
                                  Partner and as President, Sole Director
                                  and Chief Financial Officer of
                                  Wells Capital, Inc.,
                                  the General Partner of Wells Partners, L.P.