Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND IV L P
filed 1997-03-26
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [FeeRequired]

For the fiscal year ended          December 31, 1996            or
                         --------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from__________________ to __________________________
Commission file number       0-20103
                 -------------------------------------------------------------
                       Wells Real Estate Fund IV, L. P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   Georgia                                         58-1915128
----------------------------------    ---------------------------------
State or other jurisdiction of          I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                     30092
---------------------------------------------       --------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (770) 449-7800
                                                  ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:


  Title of each class        Name of exchange on which registered
---------------------------  -------------------------------------------------
              NONE                               NONE
  --------------------------     ---------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No _____
    ---
Aggregate market value of the voting stock held by non-affiliates:    Not
                                                                      ---
Applicable
----------

                                    PART I
                                    ------

ITEM  1. BUSINESS
------------------

GENERAL

Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership organized on October 25, 1990, under the laws of the state of Georgia, having Leo F. Wells, III and Wells Partners, L.P., a non-public limited partnership, as General Partners. The Partnership was formed on July 31, 1988, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1996, the Partnership owned interests in the following properties: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta: (ii) The G.E. Office Building, a two-story office building located in Richmond, Virginia;
(iii) The Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia; and (iv) The Jacksonville Project, a four-story office building located in Jacksonville, Florida. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2. PROPERTIES.
--------------------

The Partnership owns interest in four properties through its investment in joint ventures of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 92.89% occupied, down from 93.17% at December 31, 1995, 94.95% at December 31, 1994, 95.9% at December 31, 1993 and up from 90.39% at December 31, 1992.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:



                                                           Partnerships
Year of         Number of                    Annualized      Share of           Percentage of        Percentage of
Lease            Leases       Square        Gross Base     Annualized           Total Square       Total Annualized
Expiration      Expiring    Feet Expiring     Rent(1)     Gross Base Rent(1)    Feet Expiring         Base Rent
---------------------------------------------------------------------------------------------------------------
1997              10           19,383         269,093        120,818                9.95%                 8.96%
1998               6           17,518         220,734        112,172                8.99%                 7.35%
1999               5           32,214         657,486        392,917               16.53%                21.89%
2000(2)            2           46,376         582,481        259,202               23.80%                19.39%
2001               0                0               0              0                0.00%                 0.00%
2002               2            7,130         151,608         64,711                3.66%                 5.05%
2003(3)            2           70,732       1,084,613        671,375               36.29%                36.11%
2004               1            1,532          37,640         23,299                0.79%                 1.25%
2005               0                0               0              0                0.00%                 0.00%
2006               0                0               0              0                0.00%                 0.00%
---------------------------------------------------------------------------------------------------------------
                  28          194,885       3,003,655      1,644,494              100.0%                100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric with 43,000.

(3)  Expiration of IBM with 68,100 square feet at the Jacksonville Project.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

FUND III - FUND IV JOINT VENTURE
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.7% of equity interest in the Fund III-Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 1996, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:

The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 1996, the Partnership had contributed a total of $5,047,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at the Stockbridge Property was 93% in 1996 and 1995, 97% in 1994 95% in 1993 and 97% in 1992. The average effective annual rental per square foot at the Stockbridge Property was $9.59 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993, and $7.34 for 1992.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 1996, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The occupancy rate at the G.E. Building was 100% for the years ended December 31, 1996, 1995 1994, 1993 and 1992. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1996, 1995, 1994, 1993, and 1992.

FUND IV - FUND V JOINT VENTURE
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund IV are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $4,736,173 to the Fund IV - V Joint Venture and Fund V had contributed approximately $7,719,249. It is anticipated that Fund V will fund an additional $90,000 toward the completion of the Medical Center Project, at which time, the Fund V Partnership will hold an approximate 62% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV -Fund V Joint Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1996, the Partnership contributed $4,961,709 and Wells Fund IV contributed $3,439,947 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project. The Partnership holds an approximate 38% equity interest in the Fund IV - Fund V Joint Venure, and Fund V hold approximately 62% equity interest in the Fund IV - Fund V Joint Venture.

The Jacksonville Project is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

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

The term of the CTI lease containing 11,780 square feet is 5 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

The occupancy rates at the Jacksonville Project were 100% in 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Project was $16.71 for 1996 and 1995, $16.39 for 1994 and $14.19 for 1993.

The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). It is anticipated that a total of approximately $4,200,000 will be required to be contributed to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. As of December 31, 1996, the Partnership had contributed $1,296,266 and Wells Fund V had contributed $2,757,540 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. It is currently anticipated that an additional approximately $146,000 will be required for the completion of the Medical Center Project. The Partnership has $90,000 for this purpose, with any excess costs required to be funded out of operating cash flow. The Partnership holds an approximately 38% equity interest, and Wells Fund IV holds an approximately 62% equity interest in the Fund IV - Fund V Joint Venture.

Construction on the first building at the Medical Center Project was completed in March, 1993 and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years at an annual rental rate of $55,704, increasing to $57,392 in the fourth year and $59,080 in the fifth year.

The occupancy rate at the Medical Center Project was 67% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $11.83 for 1996, $10.43 for 1995, $7.59 for 1994 and $11.25 for 1993.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1997, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,272 Limited Partners and 38,551 outstanding Class B Units held by a total of 21 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. After, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:

                                     Per Class A     Per Class A  Per Class B
                                 Unit               Unit          Unit
     Distributions For         Total Cash         Investment      Return of     Return of   General
      Quarter Ended          Distribution          Income          Capital       Capital    Partner
     ----------------------------------------------------------------------------------------------
     March 31, 1995          $227,380             $0.12           $0.05         $0.00       $0.00
     June 30, 1995           $235,569             $0.15           $0.03         $0.00       $0.00
     Sept. 30, 1995          $250,703             $0.13           $0.06         $0.00       $0.00
     Dec. 31, 1995           $223,000             $0.07           $0.10         $0.00       $0.00
     March 31, 1996          $220,611             $0.09           $0.08         $0.00       $0.00
     June 30, 1996           $210,623             $0.09           $0.07         $0.00       $0.00
     Sept. 30, 1996          $237,217             $0.10           $0.08         $0.00       $0.00
     Dec. 31, 1996           $230,969             $0.09           $0.08         $0.00       $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to the limited partners holding Class A units until February 1997. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996.

                                                 1996         1995         1994          1993          1992
                                                 ----         ----         ----          ----          ----
Total assets                              $11,003,435  $11,408,024  $11,709,854   $11,893,677   $11,870,439
Total revenues                                555,955      694,521      678,591       570,709       421,532
Net income                                    482,495      623,867      605,011       496,911       200,942
Net (loss) allocated
 to General Partners                                -            -            -             -          (393)
Net income allocated to
 Class A Limited Partners                     482,495      623,867      615,309       713,069       302,347
Net loss allocated to
 Class B Limited Partners                           0            0      (10,298)     (216,158)     (101,012)
Net income per weighted
average (1) Class A
Limited Partner Unit                              .36          .47          .47           .54           .23
Net loss per weighted
 average (1) Class B
Limited Partner Unit                                0            0         (.27)        (5.61)        (2.63)
 Cash Distributions per
 weighted average (1)
Class A Limited Partner
Unit:
 Investment Income                                .36          .47          .62           .38           .25
 Return of Capital                                .32          .24          .01           .00           .02

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

GENERAL
-------

Gross revenues of the Partnerships were $555,955 for the year ended December 31, 1996, as compared to $694,521 for the year ended December 31, 1995 and $678,591 for the year ended December 31, 1994. The decrease in 1996 as compared to 1995 was due primarily to decreased equity in income of the joint ventures. Such decreased equity in income of the joint ventures was primarily the result of increased depreciation expenses.

Expenses of the Partnership have remained relatively stable for the fiscal years ending December 31, 1995 and 1994, while increasing for the fiscal year ended 1996. This increase was due to elevated accounting and legal fees offset by lower administration and computer costs.

Depreciation expense increased for the joint ventures from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective October 1, 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net income of the Partnership was $482,495 for the fiscal year ended December 31, 1996, as compared to $623,867 for the fiscal year ended December 31, 1995, and $605,011 for the fiscal year ended December 31, 1994. Net income was relatively stable for 1995 and 1994. Net income for 1996 reflects a decrease over 1995 due to decreased equity in income in joint ventures as discussed above.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.68 per Class A Unit for the year ended December 31, 1996, $.71 per Class A Unit for the year ended December 31, 1995 and $.63 for the year ended December 31, 1994. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 1996, 1995, and 1994. Distributions accrued for the fourth quarter of 1996 were paid in February, 1997.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 1121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's ownership interest in Fund III - Fund IV was 42.7% and in Fund IV - Fund V was 38%.

As of December 31, 1996, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------


                                    For the Year Ended December 31
                                 -------------------------------------
                                    1996         1995         1994
                                 -----------  -----------  -----------
Revenues:
 Rental income                   $1,082,428   $1,148,600   $1,158,963
 Interest income                     13,024       15,482        9,678
                                 ----------   ----------   ----------
                                  1,095,452    1,164,082    1,168,641

Expenses
  Depreciation                      338,989      249,689      218,742
  Management & leasing expenses      98,442      105,251      124,458
  Other operating expenses           90,187      101,047       84,646
                                 ----------   ----------   ----------
                                    527,618      455,987      427,846
                                 ----------   ----------   ----------

Net income                       $  567,834   $  708,095   $  740,795
                                 ==========   ==========   ==========

Occupied %                               93%          93%          97%

Partnership's Ownership % in the
                                       42.7%        42.7%        42.7%
 Fund IV-Fund V Joint Venture

Cash distribution to the
 Partnership                     $  407,070   $  450,613   $  398,303

Net income allocated to the
  Partnership                    $  242,371   $  302,239   $  315,018

Rental income has decreased to $1,082,428 for 1996 as compared to $1,148,600 in 1995 and $1,158,963 in 1994 due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet in the fourth quarter of 1995. Expenses of the property increased from $427,846 in 1994 to $455,987 in 1995 and $527,618 in 1996 due primarily to the increase in depreciation expense during the fourth quarter of 1995 as a result of the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased to $567,834 for 1996 as compared to $708,095 for 1995 and $740,795 for 1994 due primarily to increased depreciation expense amd decreased rental income as discussed above.

Real estate taxes were $104,795 for 1996, $120,899 for 1995 and $130,364 for
1994.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1996, 1995 and 1994.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                               For the Year Ended December 31
                                              ---------------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----
Revenues:
Rental income                                  $527,425    $527,425   $527,425

Expenses
  Depreciation                                  196,220     132,727    112,639
  Management & leasing expenses                  39,860      23,696     26,572
  Other operating expenses                        8,731      25,438     63,144
                                               --------    --------   --------
                                                244,811     181,861    202,355
                                               --------    --------   --------

Net income                                     $282,614    $345,564   $325,070
                                               ========    ========   ========

Occupied %                                          100%        100%       100%

Partnership's Ownership % in
 the Fund IV-Fund V Joint Venture                  42.7%       42.7%      42.7%

Cash distribution to the Partnership           $204,978    $189,038   $179,653

Net income allocated to the Partnership        $120,629    $147,498   $138,304

Rental income remained constant for 1996, 1995 and 1994. Total expenses decreased to $181,861 in 1995 from $202,355 in 1994 but increased to $244,811 in 1996. During 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions," was offset by a decrease in other operating expenses as compared to 1994, which was primarily the result of decreased legal fees following the settlement of the Thalhimer suit described below.

On May 10, 1993, the leasing agent, Morton G. Thalhimer, Inc. filed suit in the U.S. District Court for the Eastern District of Virginia, Richmond, Virginia, against the Partnership, Wells Fund III and the General Partners for leasing commissions due over the original term of the lease (excluding renewals) estimated to be approximately $163,500. G.E. and the seller of the property were names as third party defendants in the suit alleging that they were the parties which should be financially responsible for these leasing commissions. Pursuant to the Settlement Agreement entered into with Thalhimer, commencing in January, 1994, and during each month thereafter, Thalhimer is only entitled to three percent (3%) of the monthly rent (exclusive of operating costs reimbursements, real estate tax and insurance pass-throughs and similar items) received by the landlord under the G.E. Lease (including any renewals or extensions of the lease or taking of additional space), and except as set forth in the Settlement Agreement, the landlord (the Fund III-Fund IV Joint Venture) has no further obligation to Thalhimer or its successors or assigns under the lease. G.E. has assumed 1 1/2% of the 3% and the Fund III-Fund IV Joint Venture has assumed the remaining 1 1/2% of the total 3%.

Due to increased expenses in 1996 as compared to 1995 and decreased expenses in 1995 as compared to 1994, net income decreased to $282,614 in 1996, increased to $345,564 for 1995, as compared to $325,070 in 1994.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1996, 1995 and 1994.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Jacksonville Project/Fund IV-Fund V Joint Venture
-----------------------------------------------------

                                              For the Year Ended December 31
                                           -------------------------------------
                                              1996         1995         1994
                                              ----         ----         ----
Revenues:
Rental income                              $1,463,969   $1,463,821   $1,436,139

Expenses
  Depreciation                                317,252      220,705      185,601
  Management & leasing expenses               183,652      175,888      170,879
  Other operating expenses                    480,339      517,916      504,097
                                           ----------   ----------   ----------
                                              981,243      914,509      860,577
                                           ----------   ----------   ----------

Net income                                 $  482,726   $  549,312   $  575,562
                                           ==========   ==========   ==========

Occupied %                                        100%         100%         100%

Partnership's Ownership % in
 the Fund IV-Fund V Joint Venture                38.1%        38.1%        38.8%

Cash Distribution to the Partnership       $  283,229   $  290,990   $  293,286

Net Income Allocated to the Partnership    $  184,076   $  210,272   $  227,410

Rental income has stabilized for 1996 as compared to 1995 but was lower in 1994 due primarily to full occupancy for the entire years in 1996 and 1995, while full occupancy for 1994 was achieved in August, 1994. Expenses increased due primarily to depreciation increases in 1996 over 1995 and 1994 due to the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash distributions decreased slightly in 1996 compared to 1995 and 1994 due primarily to a decrease in the Partnership's ownership interest in the project. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased Wells Fund V's ownership interest and decreased the Partnership's ownership interest in the Fund IV-Fund V Joint Venture accordingly. Net income decreased in 1996 and 1995 from 1994 levels due primarily to the change in depreciation method as discussed above.

The Jacksonville Project incurred property taxes of $172,732 for 1996, $149,856 for 1995, and $128,090 for 1994.

Management and leasing fees were increased in 1996 as compared to 1995 and 1994 due to the dramatic increase of CAM billings received.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Medical Center Project/Fund IV-Fund V Joint Venture
-------------------------------------------------------

                                                   For the Year Ended December 31
                                                  ---------------------------------
                                                     1996        1995       1994
                                                     ----        ----       ----
Revenues:                                          $419,387    $369,741   $269,162
  Rental income                                      12,884      12,974      7,191
                                                   --------    --------   --------
  Interest income                                   432,271     382,715    276,353
                                                   --------    --------   --------

Expenses
  Depreciation                                      159,523     114,645     79,116
  Management & leasing expenses                      54,242      49,638     33,558
  Other operating expenses                          219,120     155,878    195,945
                                                   --------    --------   --------
                                                    432,885     320,161    308,619
                                                   --------    --------   --------

Net income (loss)                                  $   (614)   $ 62,554   $(32,266)
                                                   ========    ========   ========

Occupied %                                               67%         68%        58%

Partnership's Ownership % in
 the Fund IV-Fund V Joint Venture                      38.1%       38.1%      38.8%

Cash Distribution to the Partnership               $ 67,447    $ 59,829   $ 20,844

Net Income (loss) Allocated to the Partnership     $   (235)   $ 23,925   $(12,655)

The 1994 net loss generated by the Medical Center Project related to the fact that the second building, which opened in April, 1994, did not begin generating rental revenues until November, 1994, while expenses of Building II such as property taxes, building operating expenses, administrative costs and depreciation commenced in April 1994. The net income of Building I was not enough to offset the net loss of Building II in 1994.

Rental income increased in 1996 and 1995 over 1994 levels due to increased lease up at the Medical Center Project. Occupancy increased to 68% (on both buildings) in 1995 and remained the same in 1996 as compared to 58% in 1994. Expenses have increased in 1996 and 1995 over 1994 levels due primarily to the lease up of the buildings and a bad debt write off in 1996. Depreciation increased in 1996 due to the change in the estimated useful lives of building and improvements, which became effective in the fourth wuarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

Cash distributions allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased its ownership interest resulting in a reduction in the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Project incurred property taxes of $37,898 for 1996 and $43,303 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.


LIQUIDITY AND CAPITAL RESERVES
------------------------------

During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,652 in capital through the sale of 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $10,962,464 in properties, paid $748,805 in acquisition and advisory fees, $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $136,147.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is highly unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The Partnership's net cash provided by operating activities increased in 1996 to $424,607 from $309,172 in 1995 and $62,065 in 1994. This increase was due primarily to the fact that fewer partnership distribution dollars are being allocated to operating activities while a greater amount of partnership distribution dollars is being allocated to financing activities.

Net cash used in investing activities decreased in to $0.00 in 1996, from $13,541 in 1995 and $289,608 in 1994. These decreases were due to a decrease in investment in joint ventures each year.

Cash and cash equivalents remained stable for years ending 1996, 1995, and 1994. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership's distributions paid and payable through the fourth quarter of 1996 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership excepts to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation, most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The Financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.

                                   PART III
                                   --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------


     WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.


     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996.

                            CASH COMPENSATION TABLE

       (A)                         (B)                        (C)
Name of individual or    Capacities in which served
number in group          -Form of Compensation           Cash Compensation
----------------------   ---------------------------     -----------------


Wells Management         Property Manager-               $137,811 (1)
Company, Inc.            Management and Leasing
                         Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.

     (1)                 (2)                  (3)                (4)
Title of Class    Name and Address of    Amount and Nature   Percent of Class
--------------    Beneficial Owner       of Beneficial       ----------------
                  -------------------    Ownership
                                         ---------
Class A Units     Leo F. Wells, III      114.68 units (IRA,  less than 1%
                                         401(k) Plan)


No arrangements exist which would, upon implementation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Parteners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1996.

PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $137,811 in cash compensation for the year ended December 31, 1996.

REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1996, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------



(a)1.     Financial Statements
          Information with respect to this item is contained on Pages F-2 to F-17 of this Annual Report on Form 10-K.

(a)2.     Financial Statement Schedule III
          Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)       See (a) 2.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997

                              WELLS REAL ESTATE FUND V, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                 ----------------------------------
                                    LEO F. WELLS, III
                                    Leo F. Wells, III Individual General Partner
                                    and as President of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                      Title
---------                      -----



/s/ Leo F. Wells, III          Individual General Partner,     March 17, 1997
--------------------------     President and Sole Director
LEO F. WELLS, III              of Wells Capital, Inc.




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund IV, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*4(a)               Agreement of Limited Partnership of Wells              N/A
                    Real Estate Fund IV, L.P. (Exhibit to Form
                    10-K of Wells Real Estate Fund IV, L.P.
                    for the fiscal year ended December 31,
                    1991, File No. 0-20103)

*4(b)               Certificate of Limited Partnership of Wells            N/A
                    Real Estate Fund IV, L.P. (Exhibit 4(b) to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

*10(a)              Management Agreement between Wells Real                N/A
                    Estate Fund IV, L.P. and Wells Management
                    Company, Inc. (Exhibit to Form 10-K of
                    Wells Real Estate Fund IV, L.P. for the
                    fiscal year ended December 31, 1991,
                    File No. 0-20103)

*10(b)              Leasing and Tenant Coordinating Agreement              N/A
                    between Wells Real Estate Fund IV, L.P. and
                    Wells Management Company, Inc. (Exhibit to
                    Form 10-K of Wells Real Estate Fund IV, L.P.
                    for the fiscal year ended December 31, 1991,
                    File No. 0-20103)

*10(c)              Custodial Agency Agreement between Wells               N/A
                    Real Estate Fund IV, L.P. and Citizens and
                    Southern Trust Company (Georgia) National
                    Association (Exhibit 10(f) to Amendment
                    No. 3 to Registration Statement of Wells
                    Real Estate Fund IV, L.P. and Wells Real
                    Estate Fund V, L.P., File No. 33-37830)

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*10(d)              Fund III and Fund IV Associates Joint Venture          N/A
                    Agreement dated March 27, 1991 (Exhibit
                    10(g) to Post-Effective Amendment No. 1 to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

*10(e)              Agreement of Purchase and Sale dated                   N/A
                    October 31, 1990 between 675 Industrial
                    Park, Ltd. and The Vlass-Fotos Group, Inc.
                    (Exhibit 10(h) to Post-Effective Amendment
                    No. 1 to Registration Statement of Wells
                    Real Estate Fund IV, L.P. and Wells Real
                    Estate Fund V, L.P., File No. 33-37830)

*10(f)              Lease dated January 31, 1991 between The               N/A
                    Vlass-Fotos Group, Inc. and The Kroger Co.
                    (Exhibit 10(i) to Post-Effective Amendment
                    No. 1 to Registration Statement of Wells
                    Real Estate Fund IV, L.P. and Wells Real
                    Estate Fund V, L.P., File No. 33-37830)

*10(g)              Lease Agreement dated January 31, 1991 between         N/A
                    The Vlass-Fotos Group, Inc. and The Kroger Co.
                    (Exhibit 10(j) to Post-Effective Amendment
                    No. 1 to Registration Statement of Wells Real
                    Estate Fund IV, L.P. and Wells Real Estate
                    Fund V, L.P., File No. 33-37830)

*10(h)              First Amendment to Lease dated April 3,                N/A
                    1991 between The Vlass-Fotos Group, Inc.
                    and The Kroger Co. (Exhibit 10(k) to Post-
                    Effective Amendment No. 1 to Registration
                    Statement of Wells Real Estate Fund IV,
                    L.P. and Wells Real Estate Fund V, L.P.,
                    File No. 33-37830)

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*10(i)              First Amendment to Lease Agreement dated               N/A
                    April 3, 1991 between The Vlass-Fotos Group,
                    Inc. and The Kroger Co. (Exhibit 10(l) to
                    Post-Effective Amendment No. 1 to Registration
                    Statement of Wells Real Estate Fund IV, L.P.
                    and Wells Real Estate Fund V, L.P., File
                    No. 33-37830)

*10(j)              Development Agreement dated April 4, 1991              N/A
                    between Fund III and Fund IV Associates and
                    The Vlass-Fotos Group, Inc. (Exhibit 10(m)
                    to Post-Effective Amendment No. 1 to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

*10(k)              Fund IV and Fund V Associates Joint Venture            N/A
                    Agreement dated April 14, 1992 (Exhibit 10(n)
                    to Post-Effective Amendment No. 7 to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

*10(l)              Agreement for the Purchase and Sale of Real            N/A
                    Property with GL National, Inc. (Exhibit 10(o)
                    to Post-Effective Amendment No. 7 to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

*10(m)              Lease with International Business Machines             N/A
                    Corporation ( Exhibit 10(p) to Post-Effective
                    Amendment No. 7 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(n)              Lease with ROLM Company (Exhibit 10(q) to              N/A
                    Post-Effective Amendment No. 7 to Registration
                    Statement of Wells Real Estate Fund IV, L.P.
                    and Wells Real Estate Fund V, L.P., File
                    No. 33-37830)

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*10(o)              Construction Agreement with McDevitt & Street          N/A
                    Company (Exhibit 10(r) to Post-Effective
                    Amendment No. 7 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(p)              Development Agreement with ADEVCO Corporation          N/A
                    (Exhibit 10(s) to Post-Effective Amendment
                    No. 7 to Registration Statement of Wells
                    Real Estate Fund IV, L.P. and Wells Real Estate
                    Fund V, L.P., File No. 33-37830)

*10(q)              Guaranty of Development Agreement by David M.          N/A
                    Kraxberger (Exhibit 10(t) to Post-Effective
                    Amendment No. 7 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(r)              Architect Agreement with Mayes, Sudderth &             N/A
                    Etheredge, Inc. (Exhibit 10(u) to Post-
                    Effective Amendment No. 7 to Registration
                    Statement of Wells Real Estate Fund IV, L.P.
                    and Wells Real Estate Fund V, L.P., File
                    No. 33-37830)

*10(s)              Architect Agreement with Peter C. Sutton,              N/A
                    A.I.A. (Exhibit 10(v) to Post-Effective
                    Amendment No. 7 to Registration Statement
                    of Wells Real Estate Fund IV, L.P. and
                    Wells Real Estate Fund V, L.P., File
                    No. 33-37830)

*10(t)              First Amendment to Joint Venture Agreement             N/A
                    of Fund III and IV Associates dated July 1,
                    1992 (Exhibit 10(v) to Form 10-K of Wells
                    Real Estate Fund III, L.P. for the fiscal
                    year ended December 31, 1992, File No. 0-18407)

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*10(u)              Agreement for the Purchase and Sale of                 N/A
                    Property between Rowe Properties-Markel, L.P.
                    and Fund III and Fund IV Associates and
                    Addendum to Agreement for the Purchase and
                    Sale of Property (Exhibit 10(w) to Form 10-K
                    of Wells Real Estate Fund III, L.P. for the
                    fiscal year ended December 31, 1992, File
                    No. 0-18407)

*10(v)              Office Lease with G.E. Lighting, Rider No. 1           N/A
                    to Lease, Addendum of Lease, Second Addendum
                    of Lease, Third Amendment of Lease and Fourth
                    Amendment to Office Lease (Exhibit 10(x) to
                    Form 10-K of Wells Real Estate Fund III, L.P.
                    for the fiscal year ended December 31, 1992,
                    File No. 0-18407)

*10(w)              First Amendment to Joint Venture Agreement             N/A
                    of Fund IV and V Associates dated September 9,
                    1992 (Exhibit 10(w) to Post-Effective
                    Amendment No. 8 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(x)              Option Agreement for the Purchase and Sale of          N/A
                    Real Property (Exhibit 10(x) to Post-Effective
                    Amendment No. 8 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells Real
                    Estate Fund V, L.P., File No. 33-37830)

*10(y)              First Amendment to Option Agreement for the            N/A
                    Purchase and Sale of Real Property (Exhibit
                    10(y) to Post-Effective Amendment No. 8 to
                    Registration Statement of Wells Real Estate
                    Fund IV, L.P. and Wells Real Estate Fund V,
                    L.P., File No. 33-37830)

EXHIBIT                                                                    SEQUENTIAL
NUMBER              DESCRIPTION OF DOCUMENT                                PAGE NUMBER
-------             -----------------------                                -----------
*10(z)              Partial Assignment and Assumption of Option            N/A
                    Agreement for the Purchase and Sale of Real
                    Property (Exhibit 10(z) to Post-Effective
                    Amendment No. 8 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(aa)             Lease Agreement with the Executive Committee           N/A
                    of the Baptist Convention of the State of
                    Georgia, d/b/a Georgia Baptist Health Care
                    System (Exhibit 10(aa) to Post-Effective
                    Amendment No. 8 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(bb)             Construction Contract with Cecil N. Brown              N/A
                    Co., Inc. (Exhibit 10(bb) to Post-Effective
                    Amendment No. 8 to Registration Statement of
                    Wells Real Estate Fund IV, L.P. and Wells
                    Real Estate Fund V, L.P., File No. 33-37830)

*10(cc)             Amended and Restated Custodial Agency Agreement        N/A
                    between Wells Real Estate Fund IV, L.P. and
                    NationsBank of Georgia, N.A. dated April 1,
                    1994 (Exhibit to Form 10-K of Wells Real
                    Estate Fund IV, L.P. for the fiscal year
                    ended December 31, 1994, File No. 0-20103)

                       INDEX TO THE FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                             PAGE
--------------------                                             ----

Independent Auditors' Reports                                    F2-F3

Balance Sheets as of December 31, 1996, 1995 and 1994            F-4

Statements of Income for the Years Ended December
   31, 1996, 1995 and 1994                                       F-5

Statements of Partners' Capital for the Years Ended
   December 31, 1996, 1995 and 1994                              F-6

Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995, 1994                                 F-7

Notes to Financial Statements for December 31, 1996
   1995 and 1994                                                 F-8

                              ARTHUR ANDERSEN LLP






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund IV, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 /s/ Arthur Andersen LLP


Atlanta, Georgia
January 10, 1997

                 [LETTERHEAD OF PEAT MARWICK LLP APPEARS HERE]


                          INDEPENDENT AUDITORS'S REPORT


The Partners
Wells Real Estate Fund IV, L.P.:


We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund IV, L.P. (a limited partnership) as of December,31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III - Real Estate and Accumulated Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                             KPMG PEAT MARWICK LLP


January 13, 1995
Atlanta, Georgia

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                     ASSETS

                                                     1996        1995
                                                 -----------  -----------
INVESTMENT IN JOINT VENTURES                     $10,631,324  $11,047,207

CASH AND CASH EQUIVALENTS                            156,177      148,494

DUE FROM AFFILIATES                                  215,934      211,281

OTHER ASSETS                                               0        1,042
                                                 -----------  -----------
       Total assets                              $11,003,435  $11,408,024
                                                 ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses          $     4,500  $         0
  Partnership distributions payable                  230,967      223,131
                                                 -----------  -----------
       Total liabilities                             235,467      223,131
                                                 -----------  -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                       10,767,968   11,184,893
    Class B                                                0            0
                                                 -----------  -----------
       Total partners' capital                    10,767,968   11,184,893
                                                 -----------  -----------
       Total liabilities and partners' capital   $11,003,435  $11,408,024
                                                 ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                            1996      1995       1994
                                          --------  --------  ---------
REVENUES:
  Equity in income of joint ventures      $546,841  $683,934   $668,076
  Interest income                            9,114    10,587     10,515
                                          --------  --------   --------
                                           555,955   694,521    678,591
                                          --------  --------   --------
EXPENSES:
  Partnership administration                42,470    47,222     43,672
  Legal and accounting                      26,441    11,204     17,919
  Computer costs                             3,507     5,978      5,739
  Amortization of organization costs         1,042     6,250      6,250
                                          --------  --------   --------
                                            73,460    70,654     73,580
                                          --------  --------   --------
NET INCOME                                $482,495  $623,867   $605,011
                                          ========  ========   ========


NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                 $482,495  $623,867   $615,309
                                          ========  ========   ========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                 $      0  $      0   $(10,298)
                                          ========  ========   =========


NET INCOME PER CLASS A LIMITED PARTNER
 UNIT                                     $   0.36  $   0.47   $   0.47
                                          ========  ========   ========


NET LOSS PER CLASS B LIMITED PARTNER
 UNIT                                     $   0.00  $   0.00   $  (0.27)
                                          ========  ========   =========

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                             $   0.68  $   0.71   $   0.63
                                          ========  ========   ========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                              LIMITED PARTNERS                     TOTAL
                            ---------------------------------------------------
                                        CLASS A                   CLASS B        PARTNERS'
                            -------------------------------   -----------------
                                   UNITS          AMOUNT       UNITS   AMOUNT     CAPITAL
                            ------------------  -----------   ------  --------- ------------
BALANCE, DECEMBER 31, 1993           1,322,909  $11,717,639   38,551  $ 10,298   $11,727,937

  Net income (loss)                          0      615,309        0   (10,298)      605,011
  Partnership distributions                  0     (835,270)       0         0      (835,270)
                            ------------------  ------------  ------ ---------  -------------
BALANCE, DECEMBER 31, 1994           1,322,909   11,497,678   38,551         0    11,497,678

  Net income                                 0      623,867        0         0       623,867
  Partnership distributions                  0     (936,652)       0         0      (936,652)
                            ------------------  ------------  ------  --------   ------------
BALANCE, DECEMBER 31, 1995           1,322,909   11,184,893   38,551         0    11,184,893

  Net income                                 0      482,495        0         0       482,495
  Partnership distributions                  0     (899,420)       0         0      (899,420)
                            ------------------  ------------  ------  --------   ------------
BALANCE, DECEMBER 31, 1996           1,322,909  $10,767,968   38,551  $      0   $10,767,968
                            ==================  ===========   ======  ========   ============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                              1996        1995       1994
                                                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 482,495   $ 623,867   $ 605,011
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in income of joint ventures                                      (546,841)   (683,934)   (668,076)
    Distributions received from joint ventures                               958,071     975,911     864,771
    Distributions to partners from accumulated earnings                     (474,660)   (609,922)   (744,096)
    Amortization of organization costs                                         1,042       6,250       6,250
    Changes in assets and liabilities:
      Accounts payable and accrued expenses                                    4,500      (3,000)     (1,795)
                                                                          ----------   ---------   ---------
        Total adjustments                                                    (57,888)   (314,695)   (542,946)
                                                                          ----------   ---------   ---------
        Net cash provided by operating activities                            424,607     309,172      62,065

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                                     0     (13,541)   (289,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners in excess of accumulated earnings               (416,924)   (312,785)    (42,933)
                                                                           ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,683     (17,154)   (270,476)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 148,494     165,648     436,124
                                                                           ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 156,177   $ 148,494   $ 165,648
                                                                           =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to joint venture properties               $       0   $   1,068   $  19,988
                                                                           =========   =========   =========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund IV , L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed or have operating histories. The Partnership owns an interest in several properties through joint ventures between the Partnership and other Wells Real Estate funds, as follows: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (ii) the G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, (iii) the Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia, and (iv) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida (Note 3).

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

     DISTRIBUTIONS OF NET CASH FROM OPERATIONS

     Cash available for distribution, as defined by the partnership agreement, is distributed on a cumulative noncompounded basis to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received a 10% return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners on a per unit basis until each limited partner has received 100% of their adjusted capital contribution, as defined

          . To limited partners holding Class B units on a per unit basis until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

          . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their adjusted capital contribution, as defined

          . To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contribution, as defined

          . To all limited partners until they receive an amount equal to their respective cumulative distributions

          . To the general partners until they have received 100% of their capital contributions

          . Thereafter, 80% to the limited partners and 20% to the general partners

     ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the Partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     INVESTMENT IN JOINT VENTURES

     BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method of accounting.

     REAL ESTATE ASSETS. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1996.

     Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $37,688 in the fourth quarter of 1995 and $155,723 in the year ended December 31, 1996.

     REVENUE RECOGNITION. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

     DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     PER UNIT DATA

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1996, 1995 and 1994 is computed based on the weighted average number of units outstanding during the period.

     RECLASSIFICATIONS

     Certain 1995 and 1994 items have been reclassified to conform with the 1996 financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995 as follows:


                                               1996      1995
                                             --------  --------
          Fund III and IV Associates         $158,336  $146,789
          Fund IV and V Associates             57,598    64,492
                                             --------  --------
                                             $215,934  $211,281
                                             ========  ========

     The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $137,811, $141,017, and $132,200 for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:


                                                  1996                   1995
                                        ----------------------- ----------------------
                                           AMOUNT      PERCENT     Amount      Percent
                                        ------------  --------- ------------  --------
     Fund III and IV Associates          $ 5,883,048     43%    $ 6,132,096      43%
     Fund IV and V Associates              4,748,276     38       4,915,111      38
                                         -----------            -----------
                                         $10,631,324            $11,047,207
                                         ===========            ===========

     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 1996 and 1995:


                                                                     1996          1995
                                                                 -----------   -----------
          Investment in joint ventures, beginning of
           period                                                $11,047,207   $11,339,134
          Equity in income of joint ventures                         546,841       683,934
          Contributions to joint ventures                                  0        14,609
          Distributions from joint ventures                         (962,724)     (990,470)
                                                                 -----------   -----------
          Investment in joint ventures, end of period            $10,631,324   $11,047,207
                                                                 ===========   ===========

     FUND III AND IV ASSOCIATES

     On March 27, 1991, the Partnership entered into a joint venture agreement with Wells Real Estate Fund III, L.P. The joint venture, Fund III and IV Associates, was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, Fund III and IV Associates purchased the G.E. Lighting National Customer Center in Richmond, Virginia.

     The following are the financial statements for Fund III and IV Associates:

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                     Assets

                                                          1996           1995
                                                      -----------     -----------
Real estate assets, at cost:
  Land                                                $ 3,331,775     $ 3,331,775
  Building and improvements, less accumulated
     depreciation of $1,793,055 in 1996 and
     $1,257,846 in 1995                                10,286,205      10,819,438
                                                      -----------     -----------
          Total real estate assets                     13,617,980      14,151,213
Cash and cash equivalents                                 297,901         250,903
Accounts receivable                                       247,567         294,278
Prepaid expenses and other assets                          36,231          54,342
                                                      -----------     -----------
          Total assets                                $14,199,679     $14,750,736
                                                      ===========     ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                    $    39,722     $    33,221
  Partnership distributions payable                       370,953         343,902
  Due to affiliates                                         6,018           7,151
                                                      -----------     -----------
          Total liabilities                               416,693         384,274
                                                      -----------     -----------
Partners' capital:
  Wells Real Estate Fund III                            7,899,938       8,234,366
  Wells Real Estate Fund IV                             5,883,048       6,132,096
                                                      -----------     -----------
          Total partners' capital                      13,782,986      14,366,462
                                                      -----------     -----------
          Total liabilities and partners' capital     $14,199,679     $14,750,736
                                                      ===========     ===========

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                         1996          1995          1994
                                                      ----------    ----------    ----------
Revenues:
  Rental income                                       $1,609,853    $1,676,025    $1,686,388
  Interest income                                         13,024        15,482         9,678
                                                       1,622,877     1,691,507     1,696,066
                                                      ----------    ----------    ----------
Expenses:
  Depreciation                                           535,209       382,416       331,381
  Management and leasing fees                             87,401        93,024        96,042
  Operating costs, net of reimbursements                  60,043        40,195         5,785
  Lease acquisition costs                                 50,901        78,766        54,988
  Property administration                                 23,054        26,364        44,781
  Legal and accounting                                    11,191        10,928        93,193
  Computer costs                                           4,569         5,790         3,666
  Amortization of organization costs                          61           366           366
                                                      ----------    ----------    ----------
                                                         772,429       637,849       630,202
                                                      ----------    ----------    ----------
Net income                                            $  850,448    $1,053,658    $1,065,864
                                                      ==========    ==========    ==========

Net income allocated to Wells Real Estate Fund III    $  487,448    $  603,921    $  612,543
                                                      ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund IV     $  363,000    $  449,737    $  453,321
                                                      ==========    ==========    ==========

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE      PARTNERS'
                               FUND III      FUND IV      CAPITAL
                              ----------   ----------   -----------
Balance, December 31, 1993    $8,657,921   $6,136,991   $14,794,912
  Net income                     612,543      453,321     1,065,864
  Partnership contributions            0      309,595       309,595
  Partnership distributions     (781,075)    (577,956)   (1,359,031)
                              ----------   ----------   -----------
Balance, December 31, 1994     8,489,389    6,321,951    14,811,340
  Net income                     603,921      449,737     1,053,658
  Partnership contributions            0           59            59
  Partnership distributions     (858,944)    (639,651)   (1,498,595)
                               ---------   ----------   -----------
Balance, December 31, 1995     8,234,366    6,132,096    14,366,462
  Net income                     487,448      363,000       850,448
  Partnership distributions     (821,876)    (612,048)   (1,433,924)
                              ----------   ----------   -----------
Balance, December 31, 1996    $7,899,938   $5,883,048   $13,782,986
                              ----------   ----------   -----------

                          FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                              1996          1995          1994
                                                          -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                              $   850,448   $ 1,053,658   $ 1,065,864
                                                          -----------   -----------   -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                              535,209       382,416       331,381
    Changes in assets and liabilities:
    Accounts receivable                                        46,711        73,382       (87,950)
    Prepaid expenses and other assets                          18,111        54,265         9,599
    Accounts payable                                            6,501        (2,728)     (140,979)
    Due to affiliates                                          (1,133)       (8,261)      (33,820)
                                                          -----------   -----------   -----------
        Total adjustments                                     605,399       499,074        78,231
                                                          -----------   -----------   -----------
          Net cash provided by operating
            activities                                      1,455,847     1,552,732     1,144,095
                                                          -----------   -----------   -----------
Cash flows from investing activities:
    Investment in real estate                                  (1,976)      (29,209)     (221,528)
                                                          -----------   -----------   -----------
Cash flows from financing activities:
    Contributions from joint venture partners                       0            59       309,602
                                                          -----------   -----------   -----------
    Distributions to joint venture partners                (1,406,873)   (1,508,718)   (1,276,883)
                                                          -----------   -----------   -----------
    Net cash used in financing activities                  (1,406,873)   (1,508,659)     (967,281)
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents
                                                               46,998        14,864       (44,714)
                                                          -----------   -----------   -----------
Cash and cash equivalents, beginning of year                  250,903       236,039       280,753
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year                    $   297,901   $   250,903   $   236,039
                                                          ===========   ===========   ===========

Supplemental disclosure of noncash investing
 activities:
Deferred project costs applied by partners                $         0   $         0   $    19,988
                                                          ===========   ===========   ===========

     FUND IV AND V ASSOCIATES

     On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which the Medical Center Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed.

      Following are the financial statements of Fund IV and V Associates:

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                                                          1996         1995
                                                                     ------------- -------------
Real estate assets, at cost:
  Land                                                                 $ 2,011,534  $ 2,011,534
  Building and improvements, less accumulated depreciation of
    $1,202,831 in 1996 and $726,056 in 1995                             10,043,021   10,500,117
  Construction in progress                                                   7,301        5,379
                                                                     ------------- -------------
         Total real estate assets                                       12,061,856   12,517,030
Cash and cash equivalents                                                  229,828      225,346
Accounts receivable                                                        297,475      235,510
Prepaid expenses and other assets                                          127,576      165,605
                                                                     ------------- -------------
         Total assets                                                  $12,716,735  $13,143,491
                                                                     ============= =============

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                     $    40,012  $    32,216
  Partnership distributions payable                                        191,653      193,499
  Due to affiliates                                                         30,500       25,829
                                                                     ------------- -------------
         Total liabilities                                                 262,165      251,544
                                                                     ------------- -------------
Partners' capital:
  Wells Real Estate Fund IV                                              4,748,276    4,915,111
  Wells Real Estate Fund V                                               7,706,294    7,976,836
                                                                     ------------- -------------
         Total partners' capital                                        12,454,570   12,891,947
                                                                     ------------- -------------
         Total liabilities and partners' capital                       $12,716,735  $13,143,491
                                                                     ============= =============

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                        1996        1995        1994
                                                    -----------  ----------  ----------
Revenues:
  Rental income                                      $1,883,356  $1,833,562  $1,705,301
  Interest income                                        12,884      12,974       7,191
  Other income                                               98         360           0
                                                    -----------  ----------  ----------
                                                      1,896,338   1,846,896   1,712,492
                                                    -----------  ----------  ----------
Expenses:
  Operating costs                                       650,174     613,968     629,885
  Depreciation                                          476,775     335,350     264,717
  Management and leasing fees                           121,694     115,029     102,211
  Lease acquisition costs                               116,200     114,112     102,226
  Property administration                                39,894      46,662      61,588
  Legal and accounting                                    9,391       9,909       8,569
                                                    -----------  ----------  ----------
                                                      1,414,128   1,235,030   1,169,196
                                                    -----------  ----------  ----------
Net income                                           $  482,210  $  611,866  $  543,296
                                                    ===========  ==========  ==========

Net income allocated to Wells Real Estate Fund IV    $  183,841  $  234,197  $  214,755
                                                    ===========  ==========  ==========
Net income allocated to Wells Real Estate Fund V     $  298,369  $  377,669  $  328,541
                                                    ===========  ==========  ==========

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE      PARTNERS'
                                FUND IV      FUND V       CAPITAL
                             ----------- ------------ -------------
Balance, December 31, 1993    $5,116,557   $6,964,811   $12,081,368
  Net income                     214,755      328,541       543,296
  Partnership contributions            0    1,102,587     1,102,587
  Partnership distributions     (314,129)    (480,233)     (794,362)
                             ----------- ------------ -------------
Balance, December 31, 1994     5,017,183    7,915,706    12,932,889
  Net income                     234,197      377,669       611,866
  Partnership contributions       14,550      249,454       264,004
  Partnership distributions     (350,819)    (565,993)     (916,812)
                             ----------- ------------ -------------
Balance, December 31, 1995     4,915,111    7,976,836    12,891,947
  Net income                     183,841      298,369       482,210
  Partnership contributions            0          225           225
  Partnership distributions     (350,676)    (569,136)     (919,812)
                             ----------- ------------ -------------
Balance, December 31, 1996    $4,748,276   $7,706,294   $12,454,570
                             =========== ============ =============

                           FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                        1996        1995       1994
                                                                    ----------- ---------- -------------
Cash flows from operating activities:
  Net income                                                         $ 482,210   $ 611,866   $   543,296
                                                                    ----------- ---------- -------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                       476,775     335,350       264,717
    Changes in assets and liabilities:
      Accounts receivable                                              (61,965)    (31,817)       (7,336)
      Prepaid expenses and other assets                                 38,029       3,956        10,009
      Accounts payable                                                   7,796     (34,531)       30,201
      Due to affiliates                                                  4,671       5,967         2,878
                                                                    ----------- ---------- -------------
        Total adjustments                                              465,306     278,925       300,469
                                                                    ----------- ---------- -------------
        Net cash provided by operating activities
                                                                       947,516     890,791       843,765
                                                                    ----------- ---------- -------------
Cash flows from investing activities:
  Decrease in construction payables                                          0     (28,582)      (71,418)
  Investment in real estate                                            (21,601)   (206,403)   (1,056,116)
                                                                    ----------- ---------- -------------
        Net cash used in investing activities                          (21,601)   (234,985)   (1,127,534)
                                                                    ----------- ---------- -------------
Cash flows from financing activities:
  Contributions from joint venture partners                                225     246,982     1,102,587
  Distributions to joint venture partners                             (921,658)   (883,227)     (761,899)
                                                                    ----------- ---------- -------------

        Net cash (used in) provided by financing activities           (921,433)   (636,245)      340,688
                                                                    ----------- ---------- -------------
Net increase in cash and cash equivalents                                4,482      19,561        56,919
Cash and cash equivalents, beginning of year                           225,346     205,785       148,866
                                                                    ----------- ---------- -------------
Cash and cash equivalents, end of year                               $ 229,828   $ 225,346   $   205,785
                                                                    =========== ========== =============

Supplemental disclosure of noncash investing activities:
    Deferred project costs applied by partners                       $       0   $  17,022   $    84,211
                                                                    =========== ========== =============

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and 1994 are calculated as follows:

                                                                               1996         1995          1994
                                                                            -----------  -----------  ------------
  Financial statement net income                                             $482,495      $623,867      $605,011
  Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes
      in excess of amounts for income tax purposes                            155,723        37,688             0
    Expenses added (deductible) when paid for income tax purposes,
      accrued for financial reporting purposes                                    445         3,455       (13,365)
    Rental income accrued for financial reporting purposes in
      excess of amounts for income tax purposes                                (9,225)       (9,536)      (49,707)
                                                                            -----------  -----------  ------------
  Income tax basis net income                                                $629,438      $655,474      $541,939
                                                                            ===========  ===========  ============

  The Partnership's income tax basis partners' capital at December 31, 1996, 1995, and 1994 is computed as follows:

                                                                                1996          1995          1994
                                                                            ------------ ------------- -------------
  Financial statement partners' capital                                      $10,767,968   $11,184,893   $11,497,678
  Increase (decrease) in partners' capital resulting from:
     Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes                              193,411        37,688             0
     Capitalization of organization costs for income tax
       purposes, which are accounted for as cost of capital
       for financial reporting purposes                                        1,735,988     1,735,988     1,735,988
     Accumulated rental income accrued for financial reporting
       purposes in excess of amounts for income tax purposes                    (189,405)     (180,174)     (170,639)
     Accumulated expenses deductible when paid for income tax
       purposes, accrued for financial reporting purposes                         16,997        16,545        13,090
      Partnership's distributions payable                                        230,967       223,131       209,186
                                                                            ------------ ------------- -------------
  Income tax basis partners' capital                                         $12,755,926   $13,018,071   $13,285,303
                                                                            ============ ============= =============

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

                    Year ending December 31:
                       1997                        $1,347,308
                       1998                         1,217,181
                       1999                         1,041,917
                       2000                           808,092
                       2001                           725,836
                    Thereafter                      3,108,451
                                                  ------------
                                                   $8,248,785
                                                  ============

   Three significant tenants contributed 22%, 20%, and 19% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1996. In addition, two significant tenants will contribute 43% and 31% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1996 is as follows:

                    Year ending December 31:
                       1997                        $ 1,534,820
                       1998                          1,312,213
                       1999                          1,259,368
                       2000                            797,802
                       2001                            657,172
                    Thereafter                       5,928,922
                                                  ------------
                                                   $11,490,297
                                                  ============

   Two significant tenants contributed approximately 31% and 33% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 72% and 16% of future minimum rental income.

   The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1996 is as follows:

                    Year ending December 31:
                       1997                        $1,815,491
                       1998                         1,723,389
                       1999                         1,322,891
                       2000                         1,226,304
                       2001                         1,167,992
                    Thereafter                      1,515,832
                                                  ------------
                                                   $8,771,899
                                                  ============

   Three significant tenants contributed approximately 55%, 17%, and 14% of rental income for the year ended December 31, 1996. In addition, one significant tenant will contribute approximately 78% of future minimum rental income.


6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                                         1996 QUARTERS ENDED
                                                     ---------------------------------------------------------
                                                        MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     ============= ============ =============== ==============
   Revenues                                               $136,014     $150,454        $136,508       $132,979
   Net income                                              115,648      118,987         127,128        120,732
   Net income allocated to Class A limited partners        115,648      118,987         127,128        120,732
   Net income per Class A limited partner unit (a)        $   0.09     $   0.09        $   0.10       $   0.09
   Cash distribution per Class A limited partner unit         0.17         0.16            0.18           0.17

                                                                           1995 QUARTERS ENDED
                                                       ---------------------------------------------------------
                                                         MARCH 31      JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                       ============ ============ ================ ==============
   Revenues                                               $185,783     $213,396        $183,505       $111,837
   Net income                                              162,940      198,246         167,080         95,601
   Net income allocated to Class A limited
    partners                                               162,940      198,246         167,080         95,601

   Net income per Class A limited partner unit            $   0.12     $   0.15        $   0.13       $   0.07
   Cash distribution per Class A limited partner unit         0.17         0.18            0.19           0.17

          (a) The total of the four quarterly amounts for net income per Class A limited partner unit for the year ended December 31, 1996 does not equal the total for the year. The difference results from rounding differences.

7. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                 INITIAL COST       COSTS OF     GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                                         -------------------------               ---------------------------------------------------
                                                    BUILDINGS AND  CAPITALIZED                 BUILDINGS AND CONSTRUCTION
      DESCRIPTION          ENCUMBRANCES    LAND     IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS   IN PROGRESS    TOTAL
------------------------  -------------- ---------- ------------- --------------  ----------- --------------  -----------  ---------
STOCKBRIDGE VILLAGE (A)         None     $2,551,645  $        0    $ 7,749,117    $2,758,193     $ 7,542,569    $    0   $10,300,762

G.E. LIGHTING NATIONAL
 CUSTOMER CENTER (B)            None        529,546   4,158,223        422,504       573,582       4,536,691         0     5,110,273

MEDICAL CENTER PROJECT (C)      None        479,386           0      3,785,584       512,344       3,745,325     7,301     4,264,970

JACKSONVILLE IBM BUILDING (D)   None      1,384,751           0      7,614,967     1,499,190       7,500,527         0     8,999,717
                                        -----------  -----------  -------------  ------------  --------------  --------  -----------
Total                                    $4,945,328  $4,158,223    $19,572,172    $5,343,309     $23,325,112    $7,301   $28,675,722
                                        ===========  ===========  =============  ============  ==============  ========= ===========

                                                                                                 LIFE ON WHICH
                                             ACCUMULATED          DATE OF            DATE         DEPRECIATION
      DESCRIPTION                            DEPRECIATION        CONSTRUCTION      ACQUIRED      IS COMPUTED(E)
-------------------------                  ---------------     ----------------  ------------   -----------------
STOCKBRIDGE VILLAGE (A)                       $1,187,204            1991           03/27/91       20 to 40 years

G.E. LIGHTING NATIONAL
 CUSTOMER CENTER (B)                             605,851            1991           07/01/92       20 to 40 years

MEDICAL CENTER PROJECT (C)                       387,119            1992           09/14/92       20 to 40 years

JACKSONVILLE IBM BUILDING (D)                    815,712            1992           06/08/92       20 to 40 years
                                            =============
     Total                                    $2,995,886
                                            =============

(a) Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1996.

(b) The G.E. Lighting National Customer Center is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1996.

(c) The Medical Center Project consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1996.

(d) The Jacksonville IBM Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1996.

(e) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996


                                                                ACCUMULATED
                                                     COST       DEPRECIATION
                                                -------------   ------------
BALANCE AT DECEMBER 31, 1994                      $28,399,511    $1,266,136

     1995 additions                                   252,634       717,766
                                                --------------  ------------
BALANCE AT DECEMBER 31, 1995                       28,652,145     1,983,902

     1996 additions                                    23,577     1,011,984
                                                --------------  ------------
BALANCE AT DECEMBER 31, 1996                      $28,675,722    $2,995,886
                                                ==============  ============