Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND IV L P
filed 1997-05-13
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1997                 or
                               -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                               to
                              -------------------------------  -----------------
Commission file number                          0-20103
                      ----------------------------------------------------------

                          Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                        58-1915128
-----------------------------------                -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia               30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
          PART 1.     FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Balance Sheets - March 31, 1997
                   and December 31, 1996......................................3

                   Statements of Income for the Three Months
                   Ended March 31, 1997 and 1996............................. 4

                   Statement of Partners' Capital for the Year Ended
                   December 31, 1996 the Three Months Ended
                   March 31, 1997............................................ 5

                   Statements of Cash Flows for the Three
                   Months Ended March 31, 1997 and 1996...................... 6

                   Condensed Notes to Financial Statements................... 7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..............................................   8

          PART II. OTHER INFORMATION........................................ 14

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                 Assets                   March 31, 1997   December 31, 1996
----------------------------------------  ---------------  -----------------
     Investment in joint ventures (Note2)     $10,526,850        $10,631,324
     Cash and cash equivalents                    140,040            156,177
     Due from affiliates                          218,085            215,934
                                              -----------        -----------

          Total assets                        $10,884,975        $11,003,435
                                              ===========        ===========


Liabilities and Partners' Capital
----------------------------------------

       Liabilities:
        Accounts payable and accrued
            expenses                          $         0        $     4,500
       Partnership distribution payable           221,481            230,967
                                              -----------        -----------

           Total liabilities                      221,481            235,467
                                              -----------        -----------

      Partners' capital:
       Limited  partners
         Class A - 1,322,909 units
          outstanding                          10,663,494         10,767,968
         Class B - 38,551 units
          outstanding                                   0                  0
                                              -----------        -----------

                                               10,663,494         10,767,968
          Total partners' capital             -----------        -----------

          Total liabilities and
           partners' capital                  $10,884,975        $11,003,435
                                              ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                               Three Months Ended
                                          ------------------------------
                                          March 31, 1997  March 31, 1996
                                          --------------  --------------
Revenues:
            Equity in income of joint           $  2,111        $  2,559
             ventures (Note 2)
          Interest income                        138,611         133,455

                                                 140,722         136,014
                                                --------        --------

Expenses:
          Legal and accounting                     9,954           3,391
          Computer costs                           3,043             787
          Partnership administration              10,785          15,146
          Amortization of organization                 0           1,042
           costs                                --------        --------
                                                  23,782          20,366
                                                --------        --------
          Net income                            $116,940        $115,648
                                                ========        ========

Net income allocated to Class A Limited
          Partners                              $116,940        $115,648

Net loss allocated to Class B Limited
 Partners                                       $      0        $      0


Net income per Class A Limited Partner             $0.09           $0.09
 Unit

Net loss per Class B Limited Partner            $      0        $      0
 Unit

Cash distribution per Class A Limited
 Partner Unit                                      $0.17           $0.17

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     AND THREE MONTHS ENDED MARCH 31, 1997

                                           LIMITED  PARTNERS                 TOTAL
                                ----------------------------------------
                                        CLASS A              CLASS B       PARTNERS'
                                ------------------------  --------------
                                  UNITS       AMOUNT      UNITS   AMOUNT    CAPITAL
                                ---------  -------------  ------  ------  ------------
BALANCE, DECEMBER 31, 1995      1,322,909   $11,184,893   38,551      $0  $11,184,893
                                =========

  Net income                            0       482,495        0       0      482,495
  Partnership distributions             0      (899,420)       0       0     (899,420)
                                ---------   -----------   ------      --  -----------
BALANCE, DECEMBER 31, 1996      1,332,909   $10,767,968   38,551       0  $10,767,968
                                =========   ===========   ======      ==  ===========

   Net income                           0       116,940        0       0      116,940
   Partnership distributions            0      (221,414)       0       0     (221,414)
                                            -----------   ------          -----------
 BALANCE, MARCH 31, 1997        1,322,909   $10,663,494   38,551      $0  $10,663,494
                                =========   ===========   ======      ==  ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS



                                                 Three Months Ended
                                          --------------------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------
Cash flow from operating activities:

   Net income                                  $ 116,940        $ 115,649
                                               ---------        ---------
    Adjustments to reconcile net
     earnings to net
     cash used in operating activities:
      Equity in income of joint ventures        (138,611)        (133,455)
         Distributions received from
          joint ventures                         240,934          236,281
         Partnership distributions paid         (230,900)        (223,000)
         Amortization of organization
          costs                                        0            1,042
         Changes in assets and
          liabilities:
            Decrease in accounts payable          (4,500)               0
                                               ---------        ---------
         Total Adjustments                      (133,077)        (119,132)
       Net cash used in operating
        activities                               (16,137)          (3,483)

         Net decrease in cash and cash
          equivalents                            (16,137)          (3,483)


    Cash and cash equivalents,                   156,177          148,494
     beginning of year                         ---------        ---------

    Cash and cash equivalents, end of
     period                                    $ 140,040        $ 145,011
                                               =========        =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                 March 31, 1997

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

  The Partnership owns interests in properties through its equity ownership in the following joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. ( the "Fund III - Fund IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - Fund V Joint Venture").

  As of March 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which is owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

  (b)  Basis of Presentation
       ---------------------

  The financial statements of Wells Real Estate Fund IV, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)    Investment in Joint Ventures
       ----------------------------

  The Partnership owns an interest in four properties as of March 31, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

  Gross revenues of the Partnership were $140,722 for the three months ended March 31, 1997, as compared to $136,014 for the three months ended March 31, 1996. This increase in gross revenues was due to a slight increase in equity in income of joint ventures, which was primarily due to increased common area maintenance reimbursements at the IBM Jacksonville Property which reduced expenses at the property. Expenses increased slightly from $20,366 for the three months ended March 31, 1996, to $23,782 for the three months ended March 31, 1997. As a result, net income remained relatively stable for the three months ended March 31, 1997, as compared to the same period ended March 31, 1996.

  The Partnership's net cash used in operating activites increase for 1996 compared to 1995 was offset by a slight increase in net income; and therefore, cash and cash equivalents remained relatively stable for the periods ending March 31, 1997 and 1996. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

  The Partnership made cash distributions to the Limited Partners holding Class A Units of $.17 per Unit for the three months ended March 31, 1997 and 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the first quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

  The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Property Operations
-------------------

As of March 31, 1997, the Partnership owned interests in the following properties through joint ventures:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------



                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
  Rental Income                        $  273,737   $    268,455
  Interest Income                           3,643          3,613
                                          -------        -------
                                       $  277,380        272,068
                                          -------        -------

Expenses:
  Depreciation                             84,747         84,748
  Management & leasing expenses            30,336         27,154
  Other operating expenses                 24,418         25,392
                                          -------        -------
                                          139,501        137,294
                                          -------        -------

Net income                             $  137,879   $    137,774
                                          =======        =======

Occupied %                                     93%            93%

Partnership's Ownership % in
 Fund III - Fund IV                          42.7%          42.7%

Cash Distribution to Partnership       $   99,318   $     98,705

Net Income Allocated to the
  Partnership                          $   58,852   $     57,526


Rental income and net income increased in 1997, as compared to 1996, due primarily to increased rental rates offset partially by a slight increase in expenses.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
  Rental Income                        $  131,856   $    131,856

Expenses:
  Depreciation                             49,056         49,053
  Management & leasing expenses             9,965          9,965
  Other operating expenses                  3,403          3,020
                                          -------        -------
                                           62,424         62,038
                                          -------        -------

Net income                             $   69,432   $     69,818
                                          =======        =======

Occupied %                                    100%           100%

Partnership's Ownership % in
 Fund III - Fund IV                          42.7%          42.7%

Cash Distribution to Partnership       $   51,193   $     50,281

Net Income Allocated to the
  Partnership                          $   29,636   $     29,801


Rental income remained constant for 1997 and 1996. Expenses, net income and cash distributions from the G.E. Building remained relatively stable in 1997 as compared to 1996.

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------


                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
Rental Income                          $  366,121   $    365,992

Expenses:
  Depreciation                             79,494         79,296
  Management & leasing expenses            43,365         43,976
  Other operating expenses                105,483        120,280
                                          -------        -------
                                          228,342        243,552
                                          -------        -------

Net income                             $  137,779   $    122,440
                                          =======        =======

Occupied %                                    100%           100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             37.8%          38.1%

Cash Distribution to Partnership       $   77,718   $     73,338

Net Income Allocated to the
  Partnership                          $   52,283   $     46,680


     Rental Income for the Jacksonville Project remained steady in 1997 as compared to 1996 figures. Operating expenses decreased in 1997 primarily due to common area maintenance reimbursements collected from existing tenants. These collections resulted in a 12.5% increase in net income for the project. Cash distributions remained relatively stable for 1997 and 1996. Cash fundings to the Joint Venture for construction were contributed by the Wells Fund V which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV-Fund V Joint Venture.

     The Medical Center /Fund IV - Fund V Joint Venture
     --------------------------------------------------


                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                    --------------  -------------
Revenues:
  Rental Income                           $88,568       $105,186
  Interest Income                           2,639          3,076
                                          -------       --------
                                           91,207        108,262
                                          -------       --------

Expenses:
  Depreciation                             39,822         39,882
  Management & leasing expenses            11,665         11,042
  Other operating expenses                 45,416         58,787
                                          -------       --------
                                          $96,903       $109,711
                                          -------       --------

Net loss                                  $(5,696)      $ (1,449)
                                          =======       ========

Occupied %                                     61%            68%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture             37.8%          38.1%

Cash Distribution to Partnership          $14,857       $ 14,852

Net loss Allocated to the
  Partnership                             $(2,160)      $   (552)


     Rental income for the Medical Center Project decreased in 1997 over 1996 due primarily to a decrease in the occupancy level of the project and an adjustment in the straight-line rent. The reduction of expenses in 1997 over 1996 levels was primarily a result of the decrease in occupancy. Cash distributions remained relatively stable for 1996 and 1997. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV - Fund V Joint Venture.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WELLS REAL ESTATE FUND IV, L.P.
                                 (Registrant)


Dated: May 13, 1997              By:  /s/Leo F. Wells, III
                                      ------------------------------
                                      Leo F. Wells, III, as Individual General
                                      Partner and as President, Sole Director
                                      and Chief Financial Officer of
                                      Wells Capital, Inc., the General Partner
                                      of Wells Partners, L.P.