Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND IV L P
filed 1997-08-08
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-Q


(Mark one)

   [X]  Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the quarterly period
        ended        June 30, 1997      or
              -------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                      to
                                  --------------------    --------------------
   Commission file number   0-20103
                          -----------

                        Wells Real Estate Fund IV, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Georgia                          58-1915128
          -------------------------------       -------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                       30092
-------------------------------------------                     ----------
 (Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code    (770) 449-7800
                                                         ------------------

       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
     PART 1.  FINANCIAL INFORMATION

              Item 1.  Financial Statements
                       Balance Sheets - June 30, 1997
                       and December 31, 1996............................    3

                       Statements of Income for the Three Months
                       and Six Months Ended June 30, 1997
                       and 1996.........................................    4

                       Statement of Partners' Capital for the Year
                       Ended December 31, 1996 and the Six Months
                       Ended June 30, 1997..............................    5

                       Statements of Cash Flows for the Six
                       Months Ended June 30, 1997 and 1996..............    6

                       Condensed Notes to Financial Statements..........    7

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.......................................    8



     PART II. OTHER INFORMATION.........................................   14

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                 Assets                     June 30, 1997      December 31, 1996
                 ------                     -------------      -----------------

Investment in joint ventures (Note 2)         $10,447,026        $10,631,324
Cash and cash equivalents                         161,383            156,177
Due from affiliates                               219,716            215,934
                                              -----------        -----------
    Total assets                              $10,828,125        $11,003,435
                                              ===========        ===========
 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
  Accounts payable and accrued expenses       $       682        $     4,500
  Partnership distribution payable                243,773            230,967
                                              -----------        -----------
    Total liabilities                             244,455            235,467
                                              -----------        -----------

Partners' capital:
  Limited  partners
    Class A - 1,322,909 units outstanding      10,583,670         10,767,968
    Class B - 38,551 units outstanding                  0                  0
                                              -----------        -----------

    Total partners' capital                    10,583,670         10,767,968
                                              -----------        -----------

    Total liabilities and partners' capital   $10,828,125        $11,003,435
                                              ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                 Three Months Ended                          Six Months Ended
                                        -----------------------------------         -----------------------------------
                                        June 30, 1997         June 30, 1996         June 30, 1997         June 30, 1996
                                        -------------         -------------         -------------         -------------
Revenues:
  Interest income                          $  2,681              $  2,252              $  4,792              $  4,811
  Equity in income of joint
    ventures (Note 2)                       178,997               148,202               317,608               281,657
                                           --------              --------              --------              --------
                                            181,678               150,454               322,400               286,468

Expenses:
  Legal and accounting                        5,988                17,500                15,942                20,892
  Computer costs                              1,651                 1,045                 4,694                 1,832
  Partnership administration                 10,091                12,921                20,876                28,067
  Amortization of                                 0                     0                     0                 1,042
     organization costs                    --------              --------              --------              --------
                                             17,730                31,467                41,512                51,833
                                           --------              --------              --------              --------
  Net income                               $163,948              $118,987              $280,888              $234,635
                                           ========              ========              ========              ========
Net income allocated to Class A
 Limited Partners                          $163,948              $118,987              $280,888              $234,635

Net loss allocated to Class B Limited
 Partners                                  $      0              $      0              $      0              $      0

Net income per Class A Limited
 Partner Unit                              $   0.12              $   0.09              $   0.21              $   0.18

Net loss per Class B Limited Partner       $      0              $      0              $      0              $      0
 Unit

Cash distribution per Class A Limited
 Partner Unit                              $   0.18              $   0.16              $   0.35              $   0.33


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                      AND SIX MONTHS ENDED JUNE 30, 1997

                                           Limited  Partners
                                ----------------------------------------
                                        Class A              Class B           Total
                                ------------------------  --------------     Partners'
                                  Units       Amount      Units   Amount      Capital
                                ---------  -------------  ------  ------    ------------
BALANCE, DECEMBER 31, 1995      1,322,909   $11,184,893   38,551    $0      $11,184,893
                                =========   ===========   ======    ==      ===========

  Net income                            0       482,495        0     0          482,495
  Partnership distributions             0      (899,420)       0     0         (899,420)
                                ---------   -----------   ------    --      -----------
BALANCE, DECEMBER 31, 1996      1,332,909   $10,767,968   38,551     0      $10,767,968
                                =========   ===========   ======    ==      ===========

   Net income                           0       280,888        0     0          280,888
   Partnership distributions            0      (465,186)       0     0         (465,186)
                                ---------   -----------   ------    --      -----------
 BALANCE, JUNE 30, 1997         1,322,909   $10,583,670   38,551    $0      $10,583,670
                                =========   ===========   ======    ==      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                   ---------------------------------
                                                   June 30, 1997       June 30, 1996
                                                   -------------       -------------
Cash flow from operating activities:
  Net income                                         $ 280,888           $ 234,635
                                                     ---------           ---------
  Adjustments to reconcile net income to net
    cash used in operating activities:                (317,608)           (281,657)
     Equity in income of joint venture
     Amortization of organization costs                      0               1,042
     Changes in assets and liabilities:
      Accounts Payable                                  (3,818)                  0
      Due to Affiliates                                   (895)                  0
                                                     ---------           ---------
            Total Adjustments                         (322,321)           (280,615)
                                                     ---------           ---------
                Net cash used in operating
                  activities                           (41,433)            (45,980)
                                                     ---------           ---------
  Cash flow from investing activities:
    Distributions received from joint ventures         499,019             483,456

  Cash flow used in financing activities:
    Partnership distributions paid                    (452,380)           (443,613)
                                                     ---------           ---------
        Net increase (decrease) in cash
          and cash equivalents                           5,206              (6,137)

Cash and cash equivalents, beginning of year           156,177             148,494
                                                     ---------           ---------

Cash and cash equivalents, end of period             $ 161,383           $ 142,357
                                                     =========           =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                 June 30, 1997


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

  As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which are owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which is owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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


(2)    Investment in Joint Ventures
       ----------------------------

  The Partnership owns interests in four properties as of June 30, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1996.


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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

  Gross revenues of the Partnership were $181,678 for the three months ended June 30, 1997, and $322,400 for the six months ended June 30, 1997, as compared to $150,454 for the three months ended June 30, 1996, and $286,468 for the six months ended June 30, 1996. This increase in gross revenues was due to a slight increase in income from joint ventures, which was primarily due to increased common area maintenance reimbursements at the IBM Jacksonville Property which reduced expenses at the property. Expenses decreased from $31,467 for the three months ended June 30, 1996, to $17,730 for the three months ended June 30, 1997, and from $51,833 for the six months ended June 30, 1996, to $41,512 for the same period in 1997, due primarily to the timing of the payment of accounting fees. As a result, net income increased for both the three months and six months ended June 30, 1997, as compared to the same periods ended June 30, 1996.

  The Partnership's net cash used in operating activities decreased slightly for 1997 as compared to 1996 due to increased net income in 1997. Distributions received from joint ventures increased more than distributions paid to limited partners in 1997, as compared to 1996. As a result cash and cash equivalents increased to $161,383 for June 30, 1997, as compared to $142,357 for June 30, 1996.

  The Partnership made cash distributions to the Limited Partners holding
  Class A Units of $.18 per Unit for the three months ended June 30, 1997 compared to $0.16 for the three months ended June 30, 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the second quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

  The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Property Operations
-------------------

As of June 30, 1997, the Partnership owned interests in the following properties through joint ventures:

     IBM Jacksonville /Fund IV - Fund V Joint Venture
     ------------------------------------------------

                                                         Three Months Ended               Six Months Ended
                                                   ------------------------------  ------------------------------
                                                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                   --------------  --------------  --------------  --------------
Revenues:
Rental Income                                           $382,492        $365,993        $748,613        $731,985

Expenses:
  Depreciation                                            79,511          79,296         159,005         158,592
  Management & leasing expenses                           44,397          49,778          87,762          93,754
  Other operating expenses                                11,691          66,121         117,174         186,401
                                                        --------        --------        --------        --------
                                                         135,599         195,195         363,941         438,747
                                                        --------        --------        --------        --------
Net income                                              $246,893        $170,798        $384,672        $293,238
                                                        ========        ========        ========        ========

Occupied %                                                   100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                            37.8%           38.1%           37.8%           38.1%

Cash Distribution to Partnership                        $ 95,979        $ 77,286        $173,697        $150,624

Net Income Allocated to the
  Partnership                                           $ 93,421        $ 65,116        $145,704        $111,796

The increase in rental income and decrease in operating and leasing expenses over 1996 levels were the result of timing differences in the billing of tenant CAM Charges. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased Wells Fund V's ownership interest and decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

     The Medical Center Property/Fund IV - Fund V Joint Venture
     ----------------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
  Rental income                                              $ 99,181        $105,394        $187,749        $210,580
  Interest income                                               2,284           2,665           4,923           5,741
                                                             --------        --------        --------        --------
                                                              101,465         108,059         192,672         216,321
                                                             --------        --------        --------        --------
Expenses:
  Depreciation                                                 41,313          39,882          81,135          79,764
  Management & leasing expenses                                18,032          13,839          29,697          24,881
  Other operating expenses                                     36,636          71,245          82,052         130,032
                                                             --------        --------        --------        --------
                                                               95,981         124,966         192,884         234,677
                                                             --------        --------        --------        --------
Net income loss                                              $  5,484        $(16,907)        $  (212)       $(18,356)
                                                             ========        ========        ========        ========

Occupied %                                                         61%             69%             82%             69%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                                 37.8%           38.1%           37.8%           38.1%

Cash Distribution to Partnership                             $ 17,772        $ 10,481        $ 32,629        $ 25,333

Net Income (Loss) Allocated to the
  Partnership                                                $  2,076        $ (6,446)       $    (84)       $ (6,998)

     Rental income decreased in 1997 as compared to 1996 due primarily to adjustments to the straight line rent calculation. Leases are being actively pursued on the remaining 6,700 rentable square feet of vacant space. Expenses decreased in 1997 as compared to 1996 levels due primarily to a timing difference in operating expense billings to tenants.

     Cash distributions and net income allocated to the Partnership have increased over prior year levels due primarily to decreased operating expenditures of the project. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased Wells Fund V's ownership interest and decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
  Rental income                                              $274,300        $269,887        $548,037        $538,342
  Interest income                                               2,474           3,079           6,117           6,692
                                                             --------        --------        --------        --------
                                                              276,774         272,966         554,154         545,034
                                                             --------        --------        --------        --------
Expenses:
  Depreciation                                                 84,747          84,748         169,494         169,496
  Management & leasing expenses                                25,101          24,166          55,437          51,320
  Other operating expenses                                     43,845           2,970          68,263          48,362
                                                             --------        --------        --------        --------
                                                              153,693         131,884         293,194         269,178
                                                             --------        --------        --------        --------
Net income                                                   $123,081        $141,082        $260,960        $275,856
                                                             ========        ========        ========        ========

Occupied %                                                         93%             93%             93%             93%

Partnership's Ownership %                                        42.7%           42.7%           42.7%           42.7%

Cash Distribution to Partnership                             $ 91,495        $101,403        $190,813        $200,108

Net Income  Allocated to the
  Partnership                                                $ 52,535        $ 60,219        $111,387        $117,745

Rental income increased for the three and the six months ended June 30, 1997, as compared to the same periods in 1996, due to rental rate increases. Expenses of the property increased from $269,178 in 1996 to $293,194 in 1997 due primarily to timing differences in billing tenant expense reimbursements.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
  Rental income                                              $131,856        $131,856        $263,712        $263,712

Expenses:
  Depreciation                                                 49,056          49,053          98,112          98,106
  Management & leasing expenses                                 9,965           9,965          19,930          19,930
  Other operating expenses                                        289           4,162           3,692           7,182
                                                             --------        --------        --------        --------
                                                               59,310          63,180         121,734         125,218
                                                             --------        --------        --------        --------
Net income loss                                              $ 72,546        $ 68,676        $141,978        $138,494
                                                             ========        ========        ========        ========

Occupied %                                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                                 42.7%           42.7%           42.7%           42.7%

Cash Distribution to Partnership                             $ 53,574        $ 50,868        $104,767        $101,149

Net Income (Loss) Allocated to the
  Partnership                                                $ 30,965        $ 29,314        $ 60,601        $ 59,114

Rental income remained constant for 1997 and 1996. Total expenses decreased in 1997 as compared 1996 due primarily to a decrease in the cost of property insurance, and accordingly, net income increased in 1997, as compared to 1996.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WELLS REAL ESTATE FUND IV, L.P.
                                       (Registrant)


Dated: August 8, 1997                  By: /s/ Leo F. Wells, III
                                           ---------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.,
                                           the General Partner of Wells
                                           Partners, L.P.