Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND IV L P
filed 1997-11-12
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   September 30, 1997                        or
                               -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------

Commission file number                  0-20103
                       ---------------------------------------------------

                         Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

                  Georgia                     58-1915128
-------------------------------            -------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia          30092
--------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                   -----------------------

--------------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X     No
                            -----      ------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements
        Balance Sheets - September 30, 1997
        and December 31, 1996................................................  3

        Statements of Income for the Three Months and Nine Months
        Ended September 30, 1997 and 1996....................................  4

        Statement of Partners' Capital for the Year Ended
        December 31, 1996 and the Nine Months Ended
        September 30, 1997...................................................  5

        Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996.............................  6

        Condensed Notes to Financial Statements..............................  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations...........................................................  8

PART II. OTHER INFORMATION................................................... 14

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                                Balance Sheets

                      Assets                                                         September 30, 1997            December 31, 1996
                      ------                                                         ------------------            -----------------

Investment in joint ventures (Note 2)                                                       $10,329,330                  $10,631,324
Cash and cash equivalents                                                                       166,809                      156,177
Due from affiliates                                                                             214,495                      215,934
                                                                                            -----------                  -----------

     Total assets                                                                           $10,710,634                  $11,003,435
                                                                                            ===========                  ===========

   Liabilities and Partners' Capital
   ---------------------------------

  Liabilities:
   Accounts payable and accrued
       expenses                                                                             $        18                  $     4,500
  Partnership distributions payable                                                             244,642                      230,967
                                                                                            -----------                  -----------

      Total liabilities                                                                         244,660                      235,467
                                                                                            -----------                  -----------
 Partners' capital:
  Limited  partners
    Class A - 1,322,909 units outstanding                                                    10,465,974                   10,767,968
    Class B - 38,551 units outstanding                                                                0                            0
                                                                                            -----------                  -----------

     Total partners' capital                                                                 10,465,974                   10,767,968
                                                                                            -----------                  -----------

     Total liabilities and partners' capital                                                $10,710,634                  $11,003,435
                                                                                            ===========                  ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                                         Three Months Ended               Nine Months Ended
                                                                         ------------------               -----------------
                                                                  Sept 30, 1997    Sept 30, 1996     Sept 30, 1997      Sept 30,1996
                                                                  -------------    -------------     -------------      ------------
Revenues:
      Equity in income of joint ventures (Note 2)                     $136,799          $134,486          $454,407          $416,143
      Interest income                                                    2,659             2,022             7,451             6,833
                                                                      --------          --------          --------          --------
                                                                       139,458           136,508           461,858           422,976
                                                                      --------          --------          --------          --------
Expenses:
      Legal and accounting                                               1,492               621            17,434            21,513
      Computer costs                                                     3,068             1,404             7,762             3,236
      Partnership administration                                         7,954             7,355            28,830            35,422
      Amortization                                                           0                 0                 0             1,042
                                                                      --------          --------          --------          --------
                                                                        12,514             9,380            54,026            61,213
                                                                      --------          --------          --------          --------
         Net income                                                   $126,944          $127,128          $407,832          $361,763
                                                                      ========          ========          ========          ========

Net income allocated to Class A
      Limited Partners                                                $126,944          $127,128          $407,832          $361,763

Net loss allocated to Class B
      Limited Partners                                                $      0          $      0          $      0          $      0

Net income per Class A
      Limited Partner unit                                            $   0.10          $   0.10          $   0.31          $   0.27

Net loss per Class B
      Limited Partner unit                                            $      0          $      0          $      0          $      0

Cash distribution per Class A
      Limited Partner unit                                            $   0.18          $   0.18          $   0.53          $   0.51


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                   AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                               Limited Partners
                                       -----------------------------------------------------------------
                                                  Class A                            Class B                     Total
                                                  -------                            -------                    Partners'
                                          Units               Amount          Units           Amount             Capital
                                          -----               ------          -----           ------             -------
BALANCE, December 31, 1995             1,322,909           $ 11,184,893       38,551        $          0       $11,184,893
                                       ---------            -----------       ------        ------------       -----------
 Net income                                    0                482,495            0                   0           482,495
 Partnership distributions                     0               (899,420)           0                   0          (899,420)
                                       ---------            -----------       ------        ------------       -----------
BALANCE, December 31, 1996             1,322,909             10,767,968       38,551                   0        10,767,968
                                       ---------            -----------       ------        ------------       -----------

 Net income                                    0                407,832            0                   0           407,832
 Partnership distributions                     0               (709,826)           0                   0          (709,826)
                                       ---------            -----------       ------        ------------       -----------
BALANCE, September 30, 1997            1,322,909            $10,465,974       38,551        $          0       $10,465,974
                                       =========            ===========       ======        ============       ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                                       Nine Months Ended
                                                                                                       -----------------
                                                                                             Sept 30, 1997            Sept 30, 1996
                                                                                             --------------         ----------------

Cash flow from operating activities:
   Net income                                                                                  $ 407,832                  $ 361,763
                                                                                               ---------                  ---------
       Adjustments to reconcile net income to net cash
       used in operating activities:
         Equity in income of joint ventures                                                     (454,407)                  (416,143)
         Amortization of organization costs                                                            0                      1,042
           Changes in assets and liabilities:
              Accounts Payable                                                                    (4,482)                       219
                                                                                               ---------                  ---------
                   Total Adjustments                                                            (458,889)                  (414,882)
                                                                                               ---------                  ---------
                    Net cash used in
                    operating activities                                                        (51,057)                   (53,119)
                                                                                               ---------                  ---------
Cash flow from investing activities:
            Distributions received from joint ventures                                           757,840                    713,495
Cash flow used in financing activities:
            Partnership distributions paid                                                      (696,151)                  (654,238)
                                                                                               ---------                  ---------
                Net increase in cash and cash
                      equivalents                                                                 10,632                      6,138

Cash and cash equivalents, beginning of year                                                     156,177                    148,494
                                                                                               ---------                  ---------

Cash and cash equivalents, end of period                                                       $ 166,809                  $ 154,632
                                                                                               =========                  =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements
                              September 30, 1997

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

    The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. ( the "Fund III - Fund IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - Fund V Joint Venture").

    As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III
    - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and
    (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(b) Basis of Presentation
    ---------------------

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.


(2) Investment in Joint Ventures
    ----------------------------

    The Partnership owns interests in four properties as of September 30, 1997, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1996.


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------
    As of September 30, 1997, the developed properties owned by the Partnership were 94.74% occupied, as compared to 83.81% as of September 30, 1996.

    Gross revenues of the Partnership were $139,458 for the three months ended September 30, 1997, and $461,858 for the nine months ended September 30, 1997, as compared to $136,508 for the three months ended September 30, 1996, and $422,976 for the nine months ended September 30, 1996. This increase in gross revenues was due primarily to an increase in income from joint ventures, which was primarily due to increased common area maintenance reimbursements at the IBM Jacksonville Property which reduced expenses at the property. Expenses increased from $9,380 for the three months ended September 30, 1996, to $12,514 for the three months ended September 30, 1997, but decreased from $61,213 for the nine months ended September 30, 1996, to $54,026 for the same period in 1997, due primarily to the timing of the payment of accounting fees, and savings in printing and postage expense.

    As a result, net income increased for the nine months ended September 30, 1997, as compared to the same period in 1996.

    The Partnership's net cash used in operating activities decreased slightly for 1997 as compared to 1996 due to increased net income in 1997. Distributions received from joint ventures increased more than distributions paid to limited partners in 1997, as compared to 1996. As a result cash and cash equivalents increased to $166,809 for the nine months ended September 30, 1997, as compared to $154,632 for the same period in 1996.

    The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Unit for the three months ended September 30, 1997 and 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the third quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

    The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                                 Three Months Ended                        Nine Months Ended
                                                                 ------------------                        -----------------
                                                        Sept 30, 1997       Sept 30, 1996         Sept 30, 1997       Sept 30, 1996
                                                        -------------       -------------         -------------       -------------
 Revenues:
      Rental income                                       $  365,993           $  365,992           $1,098,106           $1,097,977

Expenses:
      Depreciation                                            79,545               79,296              238,550              237,888
      Management and leasing expenses                         51,852               43,977              139,614              137,731
      Other operating expenses                               177,786              138,511              278,460              324,912
                                                          ----------           ----------           ----------           ----------
                                                             309,183              261,784              656,624              700,531
                                                          ----------           ----------           ----------           ----------

Net income                                                $   56,810           $  104,208           $  441,482           $  397,446
                                                          ==========           ==========           ==========           ==========

Occupied %                                                       100%                 100%                 100%                 100%

Partnership's Ownership %                                       37.7%                38.1%                37.7%                38.1%


Cash Distributed to the Partnership                       $   70,443           $   70,962           $  244,140           $  221,586

Net Income Allocated to the Partnership                   $   21,461           $   39,730           $  167,165           $  151,526

Rental income for the IBM Jacksonville remained relatively stable in 1997 as compared to 1996. Operating expenses decreased in 1997 primarily due to timing differences in the billing of common area maintenance reimbursements to tenants. Cash distributions increased for the nine months ended September 30, 1997 over 1996 due primarily to decreased expenses. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased Wells Fund V's ownership interest and decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                                       Three Months Ended                 Nine Months Ended
                                                                       ------------------                 -----------------
                                                               Sept 30, 1997      Sept 30, 1996    Sept 30, 1997      Sept 30, 1996
                                                               -------------      -------------    -------------      -------------
Revenues:
      Rental income                                             $ 108,458          $ 105,470          $ 296,207          $ 316,050
      Interest income                                               2,448              3,727              7,371              9,468
                                                                ---------          ---------          ---------          ---------
                                                                  110,906            109,197            303,578            325,518

Expenses:
      Depreciation                                                 41,305             39,882            122,440            119,646
      Management and leasing expenses                              14,056             13,227             43,753             38,108
      Other operating expenses                                     39,007             44,985            121,059            175,017
                                                                ---------          ---------          ---------          ---------
                                                                   94,368             98,094            287,252            332,771
                                                                ---------          ---------          ---------          ---------

Net income (loss)                                               $  16,538          $  11,103          $  16,326          $  (7,253)
                                                                =========          =========          =========          =========

Occupied %                                                          81.18%                69%             81.18%                69%
Partnership's Ownership %                                            37.7%              38.1%              37.7%              38.1%

Cash Distributed to the Partnership                             $  15,984          $  21,159          $  48,613          $  46,492

Net Income (Loss) Allocated to the Partnership                  $   6,248          $   4,233          $   6,164          $  (2,765)


Rental income decreased in 1997 as compared to 1996 due primarily to adjustments to the straight line rent calculation due to tenant move-in/move-out. Leases are being actively pursued on the remaining 5,600 rentable square feet of vacant space. Expenses decreased in 1997 as compared to 1996 levels due primarily to a timing difference in operating expense billings to tenants.

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

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                                   Three Months Ended                   Nine Months Ended
                                                                   ------------------                   -----------------
                                                         Sept 30, 1997         Sept 30, 1996      Sept 30, 1997       Sept 30, 1996
                                                         -------------         -------------      -------------       -------------
 Revenues:
      Rental income                                       $ 276,979             $ 271,532            $ 825,016            $ 809,874
      Interest Income                                         3,040                 3,526                9,157               10,218
                                                          ---------             ---------            ---------            ---------
                                                            280,019               275,058              834,173              820,092

Expenses:
      Depreciation                                           84,747                84,747              254,241              254,243
      Management and leasing expenses                        25,648                24,114               81,085               75,434
      Other operating expenses                              (11,004)               26,243               57,259               74,605
                                                          ---------             ---------            ---------            ---------
                                                             99,391               135,104              392,585              404,282
                                                          ---------             ---------            ---------            ---------

Net income                                                $ 180,628             $ 139,954            $ 441,588            $ 415,810
                                                          =========             =========            =========            =========

Occupied %                                                       93%                   93%                  93%                  93%

Partnership's Ownership %                                      42.7%                 42.7%                42.7%                42.7%


Cash Distributed to the Partnership                       $ 114,095             $ 100,912            $ 304,908            $ 301,020

Net Income Allocated to the Partnership                   $  77,098             $  59,737            $ 188,485            $ 177,482

Rental income increased for the three and the nine months ended September 30, 1997, as compared to the same periods in 1996, due to lease renewals at increased rental rates. Expenses of the property decreased from $404,282 in 1996 to $392,585 in 1997 due primarily to timing differences in billing tenant expense reimbursements.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                                    Three Months Ended                    Nine Months Ended
                                                                    ------------------                    -----------------
                                                         Sept 30, 1997          Sept 30, 1996      Sept 30, 1997       Sept 30, 1996
                                                         -------------          -------------      -------------       -------------

Revenues:
      Rental income                                       $ 131,857               131,857            $ 395,569            $ 395,569

Expenses:
      Depreciation                                           49,056                49,056              147,168              147,162
      Management and leasing expenses                        10,031                 9,965               29,961               29,895
      Other operating expenses                               (2,183)                  708                1,509                7,890
                                                          ---------             ---------            ---------            ---------
                                                             56,904                59,729              178,638              184,947
                                                          ---------             ---------            ---------            ---------

Net income                                                $  74,953             $  72,128            $ 216,931            $ 210,622
                                                          =========             =========            =========            =========

Occupied %                                                      100%                  100%                 100%                 100%

Partnership's Ownership %                                      42.7%                 42.7%                42.7%                42.7%


Cash Distribution to Partnership                          $  53,973             $  51,544            $ 158,740            $ 152,693

Net Income Allocated to the Partnership                   $  31,993             $  30,787            $  92,594            $  89,901

Rental income remained constant for 1997 and 1996. Total expenses decreased in 1997 as compared to 1996, and accordingly, net income increased in 1997, as compared to 1996, due primarily to a decrease in the cost of property insurance.

                          PART II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the third quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WELLS REAL ESTATE FUND IV, L.P.
                                            (Registrant)


Dated: November 10, 1997                    By: /s/ Leo F. Wells, III
                                                --------------------------------
                                                Leo F. Wells, III, as
                                                Individual General Partner
                                                and as President, Sole
                                                Director and Chief
                                                Financial Officer of Wells
                                                Capital, Inc., the General
                                                Partner of Wells Partners, L.P.