Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND IV L P
filed 1998-03-26
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1997               or
                         -------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number        0-20103
                       ---------------------------------------------------------

                        Wells Real Estate Fund IV, L. P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-1915128
------------------------------         ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia            30092
------------------------------------------       -------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class      Name of exchange on which registered
           NONE                                NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:
     Not Applicable
------------------------

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in four properties through its investment in joint ventures of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 95% occupied, as compared to 93% at December 31, 1996 and 1995, 95% at December 31, 1994 and 96% at December 31, 1993.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                            Partnerships
Year of         Number of                   Annualized       Share of          Percentage of     Percentage of
Lease            Leases        Square      Gross Base       Annualized          Total Square   Total Annualized
Expiration      Expiring   Feet Expiring     Rent(1)     Gross Base Rent(1)     Feet Expiring       Base Rent
---------------------------------------------------------------------------------------------------------------
1998               5          16,635        206,943           84,310            8.34%                 6.59%
1999               5          32,214        657,486          251,144           16.15%                20.92%
2000(2)            7          53,298        690,229          287,487           26.72%                21.96%
2001               0               0              0                0            0.00%                 0.00%
2002               9          23,221        422,112          180,172           11.64%                13.43%
2003(3)            2          70,732      1,084,613          408,202           35.46%                34.51%
2004               2           3,364         81,262           30,584            1.69%                 2.59%
2005               0               0              0                0            0.00%                 0.00%
2006               0               0              0                0            0.00%                 0.00%
2007               0               0              0                0            0.00%                 0.00%
----------------------------------------------------------------------------------------------------------------
                   30        199,464      3,142,645        1,241,899          100.0%                100.0%


(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric with 43,000 square feet.

(3)  Expiration of IBM with 68,100 square feet at the Jacksonville Project.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

FUND III - FUND IV JOINT VENTURE
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.7% of equity interest in the Fund III-Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 1997, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:


The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 1997, the Partnership had contributed a total of $5,047,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at the year end for the Stockbridge Property was 93% in 1997, 1996 and 1995, 97% in 1994 and 95% in 1993. The average effective annual rental per square foot at the Stockbridge Property was $9.86 for 1997, $9.59 for 1996, $10.16 for 1995, $10.26 for 1994, $9.13 for 1993.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 1997, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The occupancy rate at the G.E. Building was 100% for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1997, 1996, 1995, 1994 and 1993.

FUND IV - FUND V JOINT VENTURE
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed approximately $4,736,173 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $7,873,381. It is anticipated that Wells Fund V will fund an additional approximately $105,000 toward the completion of the Medical Center Project, at which time the Partnership will hold an approximate 37% equity interest in the Fund IV - Fund V Joint Venture. The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint
Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1997, the Partnership contributed $3,439,947 and Wells Fund V contributed $4,961,709 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

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

The occupancy rates at the year end for the Jacksonville Project were 100% in 1997, 1996, 1995 and 1994, and 85% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Jacksonville Project was $16.71 for 1997, 1996 and 1995, $16.39 for 1994 and $14.19 for 1993.


The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). As of December 31, 1997, the Partnership had contributed $1,296,266, and Wells Fund V had contributed $2,911,672 to the Fund IV - Fund V Joint Venture for the acquisition and development of the Medical Center Project. It is currently anticipated that an additional approximately $126,000 will be required for the completion of the Medical Center Project. Wells Fund V has reserved $105,000 for this purpose, with any excess costs required to be funded out of operating cash flow. The Partnership currently holds an approximately 38% equity interest, and Wells Fund V holds an approximately 62% equity interest in the Fund IV - Fund V Joint Venture.

Construction on the first building at the Medical Center Project was completed in March, 1993, and the building shell of the second building was completed in April, 1994. Georgia Baptist, a medical health care and urgent care facility, leased approximately 14,669 square feet in the first building for a term of six years and has the option to extend the initial term of the lease for one five-year period. The base rent payable per square foot ranges from $16.00 per month during the first year to $18.50 during the sixth year. In addition, Georgia Baptist has leased approximately 3,376 square feet in the second building for a term of five years at an annual rental rate of $55,704, increasing to $57,392 in the fourth year and $59,080 in the fifth year.

The occupancy rate at the year end for the Medical Center Project was 81% in 1997, 67% in 1996 and 1995, 58% in 1994 and 69% in 1993, the first year of occupancy. The average effective annual rental per square foot at the Medical Center Project was $10.93 for 1997, $11.83 for 1996, $10.43 for 1995, $7.59 for
1994 and $11.25 for 1993.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.


                                    PART II
                                    -------


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1998, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,272 Limited Partners and 38,551 outstanding Class B Units held by a total of 21 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1997, to be $11.77 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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




                                           Class A   Per Class A Per Class B
                                             Unit        Unit       Unit
         Distributions For   Total Cash   Investment   Return of  Return of  General
             Quarter Ended  Distribution    Income      Capital    Capital   Partner
--------------------------  ------------  -----------  ---------  ---------  -------

          March 31, 1996        $220,611        $0.09      $0.08      $0.00    $0.00
          June 30, 1996         $210,623        $0.09      $0.07      $0.00    $0.00
          Sept. 30, 1996        $237,217        $0.10      $0.08      $0.00    $0.00
          Dec. 31, 1996         $230,969        $0.09      $0.08      $0.00    $0.00
          March 31, 1997        $221,413        $0.09      $0.08      $0.00    $0.00
          June 30, 1997         $243,773        $0.12      $0.06      $0.00    $0.00
          Sept. 30, 1997        $244,640        $0.10      $0.09      $0.00    $0.00
          Dec. 31, 1997         $243,280        $0.08      $0.10      $0.00    $0.00

The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to the limited partners holding Class A units until February 1998. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.



               [Remainder of this page left intentionally blank]

                       ITEM 6.  SELECTED FINANCIAL DATA.
                       ---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997.


                                         1997             1996             1995              1994              1993
                                   ---------------  ---------------  ---------------  ----------------  ----------------
Total assets                          $10,578,235      $11,003,435      $11,408,024      $11,709,854       $11,893,677
Total revenues                            589,451          555,955          694,521          678,591           570,709
Net income                                519,907          482,495          623,867          605,011           496,911
Net (loss) allocated
  to General Partners                           -                -                -                -                 -
Net income allocated to
  Class A Limited Partners                519,907          482,495          623,867          615,309           713,069
Net loss allocated to
  Class B Limited Partners                      0                0                0          (10,298)         (216,158)
Net income per weighted
  average Class A
Limited Partner Unit                          .39              .36              .47              .47               .54
Net loss per weighted
  average Class B
Limited Partner Unit                            0                0                0             (.27)            (5.61)
Cash Distributions per
  weighted average
Class A Limited Partner
Unit:
  Investment Income                           .39              .36              .47              .62               .38
      Return of Capital                       .33              .32              .24              .01               .00


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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

Gross revenues of the Partnerships were $589,451 for the year ended December 31, 1997, as compared to $555,955 for the year ended December 31, 1996 and $694,521 for the year ended December 31, 1995. The increase in 1997, as compared to 1996, was due primarily to increased earnings from the joint ventures. The decrease in 1996 as compared to 1995 was due primarily to decreased equity in income of the joint ventures. Such decreased equity in income of the joint ventures was primarily the result of increased depreciation expenses which is discussed in more detail below.

Expenses of the Partnership have remained relatively stable for the fiscal years ending December 31, 1997 and 1995, while increasing slightly for the fiscal year ended 1996. This increase was due primarily to elevated accounting and legal fees offset by lower administration and computer costs.

Depreciation expense increased for the joint ventures from 1995 to 1996 and 1997, due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective October 1, 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Net income of the Partnership was $519,907 for the fiscal year ended December 31, 1997, as compared to $482,495 for the fiscal year ended December 31, 1996, and $623,867 for the fiscal year ended December 31, 1995.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.72 per Class A Unit for the year ended December 31, 1997, $.68 per Class A Unit for the year ended December 31, 1996 and $.71 for the year ended December 31, 1995. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 1997, 1996, and 1995. Distributions accrued for the fourth quarter of 1997 were paid in February, 1998.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of the adoption of SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's ownership interest in Fund III - Fund IV was 42.7% and in Fund IV - Fund V was 37.6%.

As of December 31, 1997, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1997                  1996                  1995
                                      --------------------  --------------------  --------------------
Revenues:
 Rental income                                 $1,113,238            $1,082,428            $1,148,600
 Interest income                                   12,308                13,024                15,482
                                               ----------            ----------            ----------
                                                1,125,546             1,095,452             1,164,082

Expenses
  Depreciation                                    338,989               338,989               249,689
  Management & leasing expenses                   107,578                98,442               105,251
  Other operating expenses                         68,797                90,187               101,047
                                               ----------            ----------            ----------
                                                  515,364               527,618               455,987
                                               ----------            ----------            ----------

Net income                                     $  610,182            $  567,834            $  708,095
                                               ==========            ==========            ==========

Occupied %                                             93%                   93%                   93%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      42.7%                 42.7%                 42.7%

Cash distribution to the Partnership           $  417,152            $  407,070            $  450,613

Net income allocated to the
  Partnership                                  $  260,446            $  242,371            $  302,239

Rental income increased to $1,113,238 for 1997 as compared to $1,082,428 in 1996 due primarily to increased rental rates but decreased from $1,148,600 in 1995 due to decreased occupancy resulting from the early termination of a lease for 8,025 square feet in the fourth quarter of 1995. Expenses of the property varied from $455,987 in 1995 to $527,834 in 1996 and $515,364 in 1997 due primarily to the increase in depreciation expense during the fourth quarter of 1995 as a result of the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Other operating expenses decreased in 1997, as compared to 1996, due primarily to savings in painting expense. Net income of the property varied from $610,182 for 1997 as compared to $567,834 for 1996 and $708,095 for 1995 due primarily to increased depreciation expenses and decreased rental income in 1996, as discussed above.

Real estate taxes were $98,138 for 1997, $104,795 for 1996 and $120,899 for
1995.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1997, 1996 and 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1997                  1996                  1995
                                      --------------------  --------------------  --------------------
Revenues:
Rental income                              $527,425              $527,425              $527,425
Expenses
  Depreciation                              196,220               196,220               132,727
  Management & leasing expenses              38,435                39,860                39,821
  Other operating expenses                    3,708                 8,731                 9,313
                                            --------              --------              --------
                                            238,363               244,811               181,861
                                            --------              --------              --------
Net income                                 $289,062              $282,614              $345,564
                                           ========              ========              ========

Occupied %                                      100%                  100%                  100%
Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                42.7%                 42.7%                 42.7%

Cash distribution to the Partnership       $212,157              $204,978              $189,038
Net income allocated to the
  Partnership                              $123,382              $120,629              $147,498

Rental income remained constant for 1997, 1996 and 1995. Total expenses decreased to $238,363 in 1997 from $244,811 in 1996, but increased from $181,861 in 1995. During 1995, there was an increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

Due primarily to increased depreciation expenses in 1997 and 1996, as compared to 1995, net income decreased to $289,062 in 1997 and $282,614 in 1996, as compared to $345,564 in 1995.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1997, 1996 and 1995.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.


The Jacksonville Project/Fund IV-Fund V Joint Venture
-----------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1997                  1996                  1995
                                      --------------------  --------------------  --------------------
Revenues:
Rental income                                  $1,464,097            $1,463,969            $1,463,821
Expenses
  Depreciation                                    318,100               317,252               220,705
  Management & leasing expenses                   184,623               183,652               175,888
  Other operating expenses                        431,278               480,241               517,916
                                               ----------            ----------            ----------
                                                  934,001               981,145               914,509
                                               ----------            ----------            ----------
Net income                                     $  530,096            $  482,824            $  549,312
                                               ==========            ==========            ==========

Occupied %                                            100%                  100%                  100%
Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        37.6%                 38.1%                 38.1%

Cash Distribution to the Partnership           $  305,968            $  283,229            $  290,900
Net Income Allocated to the
  Partnership                                  $  200,556            $  184,076            $  210,272


Rental income remained relatively stable in 1997 as compared to 1996 and 1995. Expenses decreased in 1997, as compared to 1996, due primarily to savings in various building operating expenses. Expenses increased due primarily to depreciation increases in 1997 and 1996 over 1995 due to the change in the estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash distributions increased in 1997 as compared to 1996, due primarily to savings in building operating expenses offset partially by a decrease in the Partnership's ownership interest in the project. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV-Fund V Joint Venture accordingly. Net income increased in 1997, as compared to 1996 and 1995 levels, due primarily to savings in operating expenses offset by the change in depreciation method as discussed above.

The Jacksonville Project incurred property taxes of $180,405 for 1997, $172,732 for 1996 and $149,856 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Medical Center Project/Fund IV-Fund V Joint Venture
-------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1997                  1996                  1995
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                  $387,453              $419,387              $369,741
  Interest income                                   9,193                12,884                12,974
                                                 --------              --------              --------
                                                  396,646               432,271               382,715
                                                 --------              --------              --------
Expenses
  Depreciation                                    166,939               159,523               114,645
  Management & leasing expenses                    55,591                54,242                49,638
  Other operating expenses                        187,339               219,120               155,878
                                                 --------              --------              --------
                                                  409,869               432,885               320,161
                                                 --------              --------              --------
 Net (loss) income                               $(13,223)             $   (614)             $ 62,554
                                                 ========              ========              ========

 Occupied %                                            81%                   67%                   67%
 Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        37.6%                 38.1%                 38.1%

 Cash Distribution to the Partnership            $ 73,832              $ 67,447              $ 59,829
 Net (loss) Income Allocated to the
  Partnership                                    $ (4,976)             $   (235)             $ 23,925


Rental income increased in 1996 over 1995 levels due to increased lease up at the Medical Center Project but decreased in 1997, due to a prior year straight line rent adjustment. Occupancy increased to 81% in 1997, as compared to 67% (on both buildings) in 1996 and 1995. Expenses decreased in 1997 as compared to 1996 due primarily to decreased operating expenses and bad debt write off. Expenses increased in 1996 over 1995 levels due primarily to the lease up of the buildings and a bad debt write off in 1996. Depreciation increased in 1997 and 1996 due to the change in the estimated useful lives of building and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions."

Cash distributions allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project and savings in operating expenses offset partially by the Partnership's decreased ownership interest in the Joint Venture. Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased its ownership interest and decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Project incurred property taxes of $35,691 for 1997, $37,898 for 1996 and $43,303 for 1995.

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

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The Partnership's net cash used in operating activities remained relatively stable at $64,001 for 1997, $58,804 for 1996 and $56,817 for 1995. Net cash provided by investing activities increased to $1,012,334 in 1997, from $958,071 in 1996 and $962,370 in 1995. The increase was due primarily to increased distributions from joint ventures.

Cash and cash equivalents remained stable for years ending 1997, 1996, and 1995. The Partnership distributes cash available less reserves, and as a result, the level of cash remains stable.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership excepts to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation, most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.

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


     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997.


                            CASH COMPENSATION TABLE

          (A)                  (B)                           (C)
Name of individual or   Capacities in which served
number in group         -Form of Compensation              Cash Compensation
---------------         ---------------------             ------------------


Wells Management        Property Manager-                       $107,745 (1)
Company, Inc.           Management and Leasing
                        Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

(1)               (2)                                     (3)                (4)
Title of Class    Name and Address of                    Amount and Nature    Percent of Class
                  Beneficial Owner                         of Beneficial
                                                            Ownership
-----------------------------------------------------------------------------------------------
Class A Units     Leo F. Wells, III                      114.68 units (IRA,        less than 1%
                                                         401(k) Plan)


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1997.



PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $107,745 in cash compensation for the year ended December 31, 1997.

REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1997, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------



(a)1. The Financial Statements are contained on pages F-2 through F-24 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998

                              WELLS REAL ESTATE FUND IV, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                    ---------------------
                                    LEO F. WELLS, III
                                    Leo F. Wells, III Individual General Partner
                                    and as President and Chief Financial Officer
                                    of Wells Capital, Inc., the  General Partner
                                    of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                             Title
---------                                             -----



/s/ Leo F. Wells, III
----------------------------    Individual General Partner, March 17, 1998
LEO F. WELLS, III               President and Sole Director
                                of Wells Capital, Inc., the General
                                Partner of Wells Partners, L.P.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS

Financial Statements                                             PAGE
-----------------------------------------------------            ----

Independent Auditors' Reports                                    F-2

Balance Sheets as of December 31, 1997 and 1996                  F-3

Statements of Income for the Years Ended December 31,
   1997, 1996 and 1995                                           F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1997, 1996 and 1995                              F-5

Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996, 1995                                 F-6

Notes to Financial Statements for December 31, 1997,
   1996 and 1995                                                 F-7

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /S/  ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                         1997            1996
                                                      ------------   ----------

INVESTMENT IN JOINT VENTURES                          $10,201,623   $10,631,324

CASH AND CASH EQUIVALENTS                                 163,903       156,177

DUE FROM AFFILIATES                                       212,709       215,934
                                                      -----------   -----------
       Total assets                                   $10,578,235   $11,003,435
                                                      ===========   ===========



                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                $         0   $     4,500
 Partnership distributions payable                        243,467       230,967
                                                      -----------   -----------
       Total liabilities                                  243,467       235,467
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                             10,334,768    10,767,968
   Class B                                                      0             0
                                                      -----------   -----------
       Total partners' capital                         10,334,768    10,767,968
                                                      -----------   -----------
       Total liabilities and partners' capital        $10,578,235   $11,003,435
                                                      ===========   ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)



                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                       1997           1996           1995
                                       --------       --------       --------
REVENUES:
 Equity in income of joint ventures    $579,408       $546,841       $683,934
 Interest income                         10,043          9,114         10,587
                                       --------       --------       --------
                                        589,451        555,955        694,521
                                       --------       --------       --------
EXPENSES:
 Partnership administration              38,232         42,470         47,222
 Legal and accounting                    21,791         26,441         11,204
 Computer costs                           9,521          3,507          5,978
 Amortization of organization costs           0          1,042          6,250
                                       --------       --------       --------
                                         69,544         73,460         70,654
                                       --------       --------       --------
NET INCOME                             $519,907       $482,495       $623,867
                                       ========       ========       ========
NET INCOME ALLOCATED TO
 CLASS A LIMITED PARTNERS              $519,907       $482,495       $623,867
                                       ========       ========       ========
NET INCOME PER CLASS A
 LIMITED PARTNER UNIT                  $   0.39       $   0.36       $   0.47
                                       ========       ========       ========
CASH DISTRIBUTION PER CLASS A
 LIMITED PARTNER UNIT                  $   0.72       $   0.68       $   0.71
                                       ========       ========       ========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                              LIMITED PARTNERS
                                            ---------------------------------------------------------
                                                     CLASS A                         CLASS B                  TOTAL
                                            ----------------------------       ----------------------       PARTNERS'
                                            UNITS             AMOUNT           UNITS        AMOUNT           CAPITAL
                                            ----------        ----------       --------     --------        -----------
BALANCE, DECEMBER 31, 1994                   1,322,909        $11,497,678        38,551            $0        $11,497,678
 Net income                                          0            623,867             0             0            623,867
 Partnership distributions                           0           (936,652)            0             0           (936,652)
                                             ---------         -----------      -------       -------        -----------
BALANCE, DECEMBER 31, 1995                   1,322,909         11,184,893        38,551             0         11,184,893
 Net income                                          0            482,495             0             0            482,495
 Partnership distributions                           0           (899,420)            0             0           (899,420)
                                             ---------         -----------       ------       -------         ----------
BALANCE, DECEMBER 31, 1996                   1,322,909         10,767,968        38,551             0         10,767,968
 Net income                                          0            519,907             0             0            519,907
 Partnership distributions                           0           (953,107)            0             0           (953,107)
                                             ---------        -----------        ------       -------         ----------
BALANCE, DECEMBER 31, 1997                   1,322,909        $10,334,768        38,551            $0        $10,334,768
                                             =========        ===========        ======       =======        ===========




        The accompanying notes are an integral part of these statements.


                                                  WELLS REAL ESTATE FUND IV, L.P.

                                              (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                                     STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                            1997               1996              1995
                                                                         -----------         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $  519,907         $ 482,495         $ 623,867
                                                                         -------------        ----------         --------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                                      (579,408)         (546,841)         (683,934)
     Amortization of organization costs                                             0             1,042             6,250
     Changes in assets and liabilities:
       Accounts payable and accrued expenses                                   (4,500)            4,500            (3,000)
                                                                         -------------         --------          ---------
         Total adjustments                                                   (583,908)         (541,299)         (680,684)
                                                                         -------------         --------          ---------
         Net cash used in operating activities                                (64,001)          (58,804)          (56,817)
                                                                         -------------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                       0                 0           (13,541)
 Distributions received from joint ventures                                 1,012,334           958,071           975,911
                                                                         ------------           -------           --------
       Net cash provided by investing activities                            1,012,334           958,071           962,370
                                                                         ------------           -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings                 (420,701)         (416,924)         (312,785)
 Distributions to partners from accumulated earnings                         (519,906)         (474,660)         (609,922)
                                                                         ------------          ---------         ---------
       Net cash used in financing activities                                 (940,607)         (891,584)         (922,707)
                                                                         -------------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,726             7,683           (17,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  156,177           148,494           165,648
                                                                           ----------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  163,903         $ 156,177         $ 148,494
                                                                           ==========         =========         =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture properties              $        0         $       0         $   1,068
                                                                            =========         =========         =========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.


                    (A Georgia Public Limited Partnership)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund IV , L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner.
   A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (ii) the G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, (iii) the Medical Center Project, two substantially identical two-story office buildings located in Clayton County, Georgia, and (iv) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida.

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTIONS OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed on a cumulative noncompounded basis to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

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

        . To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contribution, as defined

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To the general partners until they have received 100% of their capital contributions, as defined

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

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1997.

   Depreciation for buildings and improvements is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in joint ventures, of increasing depreciation expense approximately $37,688 in the fourth quarter of 1995 and $155,723 and $157,038 in the years ended December 31, 1996 and 1997, respectively.

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

   PER UNIT DATA

   Net income per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996 as follows:

                                             1997           1996
                                            --------       -------
Fund III and IV Associates                  $165,663       $158,336
Fund IV and V Associates                      47,046         57,598
                                            --------       --------
                                            $212,709       $215,934
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

   The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $107,745, $137,811, and $141,017 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

   Wells Capital, Inc. ("the "Company"), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                       1997                  1996
                                ------------------    -------------------
                                Amount     Percent    Amount      Percent
                                ------     -------    ------      -------
Fund III and IV Associates      $ 5,637,567   43%     $ 5,883,048   43%
Fund IV and V Associates          4,564,056   38        4,748,276   38
                                -----------           -----------
                                $10,201,623           $10,631,324
                                ===========           ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1997 and 1996:

                                                     1997            1996
                                                  -----------     -----------
Investment in joint ventures, beginning of year
                                                  $10,631,324     $11,047,207
Equity in income of joint ventures                    579,408         546,841
Distributions from joint ventures                  (1,009,109)       (962,724)
                                                  -----------     -----------
Investment in joint ventures, end of year         $10,201,623     $10,631,324
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

   The following are the financial statements for Fund III and IV Associates:

                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                  1997              1996
                                               ------------      ------------
Real estate assets, at cost:
 Land                                           $ 3,331,775       $ 3,331,775
 Building and improvements, less accumulated
  depreciation of  $2,328,264 in 1997
  and $1,793,055 in 1996                          9,750,996        10,286,205
                                               ------------      ------------
       Total real estate assets                  13,082,771        13,617,980
Cash and cash equivalents                           306,194           297,901
Accounts receivable                                 207,223           247,567
Prepaid expenses and other assets                    42,905            36,231
                                               ------------       -----------
       Total assets                             $13,639,093       $14,199,679
                                               ============       ===========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                              $    36,172       $    39,722
 Partnership distributions payable                 388,117           370,953
 Due to affiliates                                   6,939             6,018
                                               -----------       -----------
       Total liabilities                           431,228           416,693
                                               -----------       -----------
Partners' capital:
 Wells Real Estate Fund III                      7,570,298         7,899,938
 Wells Real Estate Fund IV                       5,637,567         5,883,048
                                                ----------        ----------
       Total partners' capital                  13,207,865        13,782,986
                                                ----------       -----------
       Total liabilities and
             partners' capital                 $13,639,093       $14,199,679
                                               ===========       ===========

                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                             1997        1996        1995
                                           ---------   --------    ---------
Revenues:
 Rental income                             $1,640,663  $1,609,853  $1,676,025
 Interest income                               12,308      13,024      15,482
                                            ---------  ----------  ----------
                                            1,652,971   1,622,877   1,691,507
                                            ---------  ----------  ----------
Expenses:
 Depreciation                                 535,209     535,209     382,416
 Management and leasing fees                  117,965      87,401      93,024
 Operating costs, net of reimbursements        36,973      60,043      40,195
 Lease acquisition costs                       28,048      50,901      78,766
 Property administration                       21,735      23,054      26,364
 Legal and accounting                          13,797      11,191      10,928
 Computer costs                                     0       4,569       5,790
 Amortization of organization costs                 0          61         366
                                           ----------  ----------  ----------
                                              753,727     772,429     637,849
                                           ----------  ----------  ----------
Net income                                 $  899,244  $  850,448  $1,053,658
                                           ==========  ==========  ==========
Net income allocated to Wells
  Real Estate Fund III                     $  515,416  $  487,448  $  603,921
                                           ==========  ==========  ==========
Net income allocated to Wells
  Real Estate Fund IV                      $  383,828  $  363,000  $  449,737
                                           ==========  ==========  ==========


                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                               WELLS REAL        WELLS REAL           TOTAL
                                 ESTATE            ESTATE           PARTNERS'
                                FUND III          FUND IV            CAPITAL
                               ----------        ----------        -----------
Balance, December 31, 1994     $8,489,389        $6,321,951        $14,811,340
 Net income                       603,921           449,737          1,053,658
 Partnership contributions              0                59                 59
 Partnership distributions       (858,944)         (639,651)        (1,498,595)
                               ----------        ----------        -----------
Balance, December 31, 1995      8,234,366         6,132,096         14,366,462
 Net income                       487,448           363,000            850,448
 Partnership distributions       (821,876)         (612,048)        (1,433,924)
                               ----------        ----------        -----------
Balance, December 31, 1996      7,899,938         5,883,048         13,782,986
 Net income                       515,416           383,828            899,244
 Partnership distributions       (845,056)         (629,309)        (1,474,365)
                               ----------        ----------        ----------
Balance, December 31, 1997     $7,570,298        $5,637,567        $13,207,865
                               ==========        ==========        ===========

                           FUND III AND IV ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                  1997               1996               1995
                                                             -------------      -------------    --------------
Cash flows from operating activities:
 Net income                                                  $   899,244        $   850,448        $ 1,053,658
                                                             -------------      -------------    --------------
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation                                                535,209            535,209            382,416
     Changes in assets and liabilities:
       Accounts receivable                                        40,344             46,711             73,382
       Prepaid expenses and other assets                          (6,674)            18,111             54,265
       Accounts payable                                           (3,550)             6,501             (2,728)
       Due to affiliates                                             921             (1,133)            (8,261)
                                                              -------------      ------------    --------------
         Total adjustments                                       566,250            605,399            499,074
                                                              -------------      ------------    --------------
         Net cash provided by
          operating activities                                 1,465,494          1,455,847          1,552,732
                                                              -------------       -----------     -------------
Cash flows from investing activities:
 Investment in real estate                                             0             (1,976)           (29,209)
                                                              -------------       -----------     -------------
Cash flows from financing activities:
 Contributions from joint venture partners                             0                  0                 59
 Distributions to joint venture partners                      (1,457,201)        (1,406,873)        (1,508,718)
                                                              -----------         ----------      -------------
       Net cash used in financing activities                  (1,457,201)        (1,406,873)        (1,508,659)
                                                              -----------         ----------      ------------
Net increase in cash and cash equivalents                          8,293             46,998             14,864
Cash and cash equivalents, beginning of year                     297,901            250,903            236,039
                                                              ----------         ----------        -----------
Cash and cash equivalents, end of year                       $   306,194        $   297,901        $   250,903
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

   Following are the financial statements of Fund IV and V Associates:

                            FUND IV AND V ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                    Assets

                                                                           1997              1996
                                                                         ------------      -----------
Real estate assets, at cost:
 Land                                                                     $ 2,011,534       $ 2,011,534
 Building and improvements,
  less accumulated depreciation of
  $1,687,871 in 1997 and $1,202,831 in 1996                                 9,732,690        10,043,021
 Construction in progress                                                         484             7,301
                                                                          -----------       -----------
       Total real estate assets                                            11,744,708        12,061,856
Cash and cash equivalents                                                     214,922           229,828
Accounts receivable                                                           306,264           297,475
Prepaid expenses and other assets                                             126,963           127,576
                                                                          -----------       -----------
       Total assets                                                       $12,392,857       $12,716,735
                                                                          ===========       ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $    44,374       $    40,012
 Partnership distributions payable                                            191,134           191,653
 Due to affiliates                                                             30,408            30,500
                                                                           ----------         ---------
       Total liabilities                                                      265,916           262,165
                                                                           ----------         ---------
Partners' capital:
 Wells Real Estate Fund IV                                                  4,564,056         4,748,276
 Wells Real Estate Fund V                                                   7,562,885         7,706,294
                                                                           ----------         ---------
       Total partners' capital                                             12,126,941        12,454,570
                                                                           ----------        ----------
       Total liabilities and partners' capital                            $12,392,857       $12,716,735
                                                                          ===========       ===========



                           FUND IV AND V ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                            1997         1996         1995
                                        -----------    ----------   ----------
Revenues:
   Rental income                         $1,851,550    $1,883,356   $1,833,562
   Interest income                            9,193        12,884       12,974
   Other income                                 355            98          360
                                         ----------    ----------   ----------
                                          1,861,098     1,896,338    1,846,896
                                         ----------    ----------   ----------
Expenses:
   Operating costs                          559,646       650,174      613,968
   Depreciation                             485,039       476,775      335,350
   Management and leasing                   126,139       121,694      115,029
   Lease acquisition costs                  114,075       116,200      114,112
   Property administration                   45,083        39,894       46,662
   Legal and accounting                      14,243         9,391        9,909
                                         ----------    ----------   ----------
                                          1,344,225     1,414,128    1,235,030
                                         ----------    ----------   ----------
Net income                               $  516,873    $  482,210   $  611,866
                                         ==========    ==========   ==========
Net income allocated to
  Wells Real Estate Fund IV              $  195,580    $  183,841   $  234,197
                                         ==========    ==========   ==========
Net income allocated to
  Wells Real Estate Fund V               $  321,293    $  298,369   $  377,669
                                         ==========    ==========   ==========


                            FUND IV AND V ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                WELLS REAL        WELLS REAL           TOTAL
                                  ESTATE            ESTATE           PARTNERS'
                                 FUND IV            FUND V            CAPITAL
                                ----------        ----------         ---------
Balance, December 31, 1994      $5,017,183        $7,915,706        $12,932,889
 Net income                        234,197           377,669            611,866
 Partnership contributions          14,550           249,454            264,004
 Partnership distributions        (350,819)         (565,993)          (916,812)
                                 ---------         ---------         ----------
Balance, December 31, 1995       4,915,111         7,976,836         12,891,947
 Net income                        183,841           298,369            482,210
 Partnership contributions               0               225                225
 Partnership distributions        (350,676)         (569,136)          (919,812)
                                 ---------         ---------         ----------
Balance, December 31, 1996       4,748,276         7,706,294         12,454,570
 Net income                        195,580           321,293            516,873
 Partnership contributions               0           159,974            159,974
 Partnership distributions        (379,800)         (624,676)        (1,004,476)
                                ----------        ----------        -----------
Balance, December 31, 1997      $4,564,056        $7,562,885        $12,126,941
                                ==========        ==========        ===========

                            FUND IV AND V ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                       1997              1996             1995
                                                                   ------------      -----------       ----------
Cash flows from operating activities:
 Net income                                                        $   516,873        $ 482,210        $ 611,866
                                                                   ------------      -----------       ----------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                      485,039          476,775          335,350
     Changes in assets and liabilities:
       Accounts receivable                                              (8,789)         (61,965)         (31,817)
       Prepaid expenses and other assets                                   613           38,029            3,956
       Accounts payable                                                  4,362            7,796          (34,531)
       Due to affiliates                                                   (92)           4,671            5,967
                                                                   ------------       ----------        --------
         Total adjustments                                             481,133          465,306          278,925
                                                                   ------------       ----------        --------
         Net cash provided by operating activities                     998,006          947,516          890,791
                                                                   -----------        ----------        --------
Cash flows from investing activities:
 Decrease in construction payables                                           0                0          (28,582)
 Investment in real estate                                            (167,891)         (21,601)        (206,403)
                                                                   -----------        ----------        ---------
         Net cash used in investing activities                        (167,891)         (21,601)        (234,985)
                                                                   -----------        ----------        ---------
Cash flows from financing activities:
 Contributions from joint venture partners                             159,974              225          246,982
 Distributions to joint venture partners                            (1,004,995)        (921,658)        (883,227)
                                                                   -----------         ---------        ---------
         Net cash used in financing activities                        (845,021)        (921,433)        (636,245)
                                                                   -----------         ---------        ---------
Net (decrease) increase in cash and cash equivalents                   (14,906)           4,482           19,561
Cash and cash equivalents, beginning of year                           229,828          225,346          205,785
                                                                   ------------       ----------       ---------
Cash and cash equivalents, end of year                             $   214,922        $ 229,828        $ 225,346
                                                                   ============       ==========       =========
 Supplemental disclosure of noncash investing activities:
   Deferred project costs applied by partners                      $         0        $       0        $  17,022
                                                                   ============       ==========       =========

 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                                      1997            1996            1995
                                                                  -----------       ----------       ---------
 Financial statement net income                                     $519,907        $482,495        $623,867
 Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting purposes in
  excess of amounts for income tax purposes                          157,038         155,723          37,688
 Expenses (added) deductible when paid for income tax
  purposes, accrued for financial reporting purposes                    (884)            445           3,455
 Rental income accrued for financial reporting purposes less
  than (in excess of) amounts for income tax purposes                 11,469          (9,225)         (9,536)
 Other                                                                (2,569)              0               0
                                                                   ----------      ---------       ---------
 Income tax basis net income                                        $684,961        $629,438        $655,474
                                                                   ==========      =========       =========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                               1997               1996               1995
                                                           -----------        -----------       ------------
 Financial statement partners' capital                    $10,334,768        $10,767,968        $11,184,893
 Increase (decrease) in partners' capital resulting
  from:
    Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                 350,449            193,411             37,688
   Capitalization of organization costs for income
     tax purposes, which are accounted for as cost of
     capital for financial reporting purposes               1,735,988          1,735,988          1,735,988
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts for
     income tax purposes                                     (177,936)          (189,405)          (180,174)
   Accumulated expenses deductible when paid for
     income tax purposes, accrued for financial
     reporting purposes                                        16,113             16,997             16,545
    Partnership's distributions payable                       243,467            230,967            223,131
    Other                                                      (2,569)                 0                  0
                                                          -----------        -----------        -----------
 Income tax basis partners' capital                       $12,500,280        $12,755,926        $13,018,071
                                                          ===========        ===========        ===========

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

                 Year ending December 31:
                      1998                            $1,373,314
                      1999                             1,209,984
                      2000                               970,347
                      2001                               882,306
                      2002                               781,241
                   Thereafter                          2,678,954
                                                      ----------
                                                      $7,896,146
                                                      ==========

   Three significant tenants contributed 20%, 21%, and 19% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1997. In addition, two significant tenants will contribute 60% and 28% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1997 is as follows:

           Year ending December 31:
                      1998                                $ 1,659,180
                      1999                                  1,634,297
                      2000                                  1,166,970
                      2001                                  1,023,783
                      2002                                    810,501
                    Thereafter                              5,942,564
                                                          -----------
                                                          $12,237,295
                                                          ===========

   Two significant tenants contributed approximately 30% and 32% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 90% and 10% of future minimum rental income.

   The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1997 is as follows:

           Year ending December 31:
                       1998                               $1,744,494
                       1999                                1,343,996
                       2000                                1,238,615
                       2001                                1,167,992
                       2002                                1,141,672
                   Thereafter                                374,160
                                                          ----------
                                                          $7,010,929
                                                          ==========


   One significant tenant contributed approximately 56% of rental income for the year ended December 31, 1997. In addition, one significant tenant will contribute approximately 84% of future minimum rental income.

 6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                             1997 QUARTERS ENDED
                                                                ---------------------------------------------
                                                                MARCH 31  JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                                --------  -------   ------------  -----------
Revenues                                                        $140,722  $181,678      $139,458     $127,593
Net income                                                       116,940   163,948       126,944      112,075
Net income allocated to Class A limited partners                 116,940   163,948       126,944      112,075
Net income per Class A limited partner unit                     $   0.09  $   0.12      $   0.10     $   0.08
Cash distribution per Class A limited partner unit                  0.17      0.18          0.18         0.19

                                                                             1996 Quarters Ended
                                                                ---------------------------------------------
                                                                March 31  June 30   September 30  December 31
                                                                --------  -------   ------------  -----------
Revenues                                                        $136,014  $150,454      $136,508     $132,979
Net income                                                       115,648   118,987       127,128      120,732
Net income allocated to Class A limited partners                 115,648   118,987       127,128      120,732
Net income per Class A limited partner unit (a)                 $   0.09  $   0.09      $   0.10     $   0.09
Cash distribution per Class A limited partner unit                  0.17      0.16          0.18         0.17

          (a) The total of the four quarterly amounts for net income per Class A limited partner unit for the year ended December 31, 1996 does not equal the total for the year. The difference results from rounding differences.

7. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                   Initial Cost                     Gross Amount at Which Carried at December 31, 1997
                             ------------------------   Costs of    --------------------------------------------------
                                        Buildings and  Capitalized             Buildings and   Construction             Accumulated
Description   Encumbrances     Land     Improvements  Improvements     Land    Improvements    in Progress    Total     Depreciation
-----------   ------------  ----------  -----------   ------------  ----------  ------------   ----------- -----------  ------------

STOCKBRIDGE
  VILLAGE (A)       None    $2,551,645   $        0   $ 7,749,117   $2,758,193   $ 7,542,569      $  0     $10,300,762    $1,526,193

G.E. LIGHTING
  NATIONAL
  CUSTOMER
  CENTER (B)        None       529,546    4,158,223       422,504      573,582     4,536,691         0       5,110,273       802,071

MEDICAL CENTER
  PROJECT (C)       None       479,386            0     3,950,375      512,344     3,916,933       484       4,429,761       554,059

JACKSONVILLE
  IBM BUILDING (D)  None     1,384,751            0     7,618,067    1,499,190     7,503,628         0       9,002,818     1,133,812
                            ----------   ----------   -----------   ----------   -----------      ----     -----------    ----------
       Total                $4,945,328   $4,158,233   $19,740,063   $5,343,309   $23,499,821      $484     $28,843,614    $4,016,135
                            ==========   ==========   ===========   ==========   ===========      ====     ===========    ==========



                                                  Life on Which
                      Date of         Date        Depreciation
                   Construction     Acquired      Is Computed (e)
                   ------------     --------      ---------------
STOCKBRIDGE
  VILLAGE (A)           1991        04/04/91      20 to 25 years

G.E. LIGHTING
  NATIONAL
  CUSTOMER
  CENTER (B)            1991        07/01/92      20 to 25 years

MEDICAL CENTER
  PROJECT (C)           1992        09/14/92      20 to 25 years

JACKSONVILLE
  IBM BUILDING (D)      1992        06/08/92      20 to 25 years
       Total



(a) Stockbridge Village is a 13.62-acre retail shopping center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1997.

(b) The G.E. Lighting National Customer Center is a 43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1997.

(c) The Medical Center Project consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1997.

(d) The Jacksonville IBM Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1997.

(e) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                                  Accumulated
                                                      Cost        Depreciation
                                                  -----------     ------------
BALANCE AT DECEMBER 31, 1995                      $28,652,145      $1,983,902

 1996 additions                                        23,577       1,011,984
                                                  -----------      ----------
BALANCE AT DECEMBER 31, 1996                       28,675,722       2,995,886

 1997 additions                                       167,891       1,020,249
                                                  -----------      ----------
BALANCE AT DECEMBER 31, 1997                      $28,843,613      $4,016,135
                                                  ===========      ==========

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


EXHIBIT                                                      SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                           PAGE NUMBER
---------  -----------------------------------------------   -------------------------------

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
           Estate Fund V, L.P., File No. 33-37830)

EXHIBIT                                                    SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                         PAGE NUMBER
-------    ------------------------------------------      -----------------------------------

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
           File No. 33-37830)



EXHIBIT                                                      SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                           PAGE NUMBER
------     -----------------------------------------         ---------------------------------
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

*10(m)     Lease with International Business Machines        N/A
           Corporation (Exhibit 10(p) to Post-Effective
           Amendment No. 7 to Registration Statement of
           Wells Real Estate Fund IV, L.P. and Wells
           Real Estate Fund V, L.P., File No. 33-37830)

*10(n)     Lease with ROLM Company (Exhibit 10(q) to         N/A
           Post-Effective Amendment No. 7 to Registration
           Statement of Wells Real Estate Fund IV, L.P.
           and Wells Real Estate Fund V, L.P., File
           No. 33-37830)



EXHIBIT                                                      SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                           PAGE NUMBER
-------    ----------------------------------------------    ----------------------------
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




EXHIBIT                                                    SEQUENTIAL
NUMBER    DESCRIPTION OF DOCUMENT                          PAGE NUMBER
------    -----------------------                          -----------

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
           L.P., File No. 33-37830)



EXHIBIT                                                     SEQUENTIAL
NUMBER     DESCRIPTION OF DOCUMENT                          PAGE NUMBER
------     ------------------------------------------       ----------------------------


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
