Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND IV L P
filed 1998-05-13
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended                March 31, 1998                 or
                              -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               ---------------------  --------------------------

Commission file number                            0-20103
                      ----------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Georgia                                        58-1915128
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   -----------------------------

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

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
       PART 1.  FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Balance Sheets - March 31, 1998
                and December 31, 1997.................................... 3

                Statements of Income for the Three Months
                Ended March 31, 1998 and 1997............................ 4

                Statement of Partners' Capital for the Year Ended
                December 31, 1997 and the Three Months Ended
                March 31, 1998........................................... 5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1998 and 1997..................... 6

                Condensed Notes to Financial Statements.................. 7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................................... 8

PART II.   OTHER INFORMATION.............................................14

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           Assets                                    March 31, 1998            December 31, 1997
                           ------                                    --------------            -----------------
     Investment in joint ventures (Note 2)                              $10,130,363                  $10,201,623
     Cash and cash equivalents                                              145,655                      163,903
     Due from affiliates                                                    213,414                      212,709
                                                                        -----------                  -----------

          Total assets                                                  $10,489,432                  $10,578,235
                                                                        ===========                  ===========

                 Liabilities and Partners' Capital
                 ----------------------------------

      Liabilities:
       Accounts payable and accrued
            expenses                                                   $    22,543                   $         0
       Partnership distributions payable                                   222,513                       243,467
                                                                       -----------                   -----------

           Total liabilities                                               245,056                       243,467
                                                                       -----------                   -----------

      Partners' capital:
       Limited  partners
        Class A - 1,322,909 units outstanding                           10,244,376                    10,334,768
        Class B - 38,551 units outstanding                                       0                             0
                                                                       -----------                   -----------

          Total partners' capital                                       10,244,376                    10,334,768
                                                                       -----------                   -----------

          Total liabilities and partners' capital                      $10,489,432                   $10,578,235
                                                                       ===========                   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                              Three Months Ended
                                               -----------------------------------------------
                                                 March 31, 1998                 March 31, 1997
                                                 --------------                 --------------
Revenues:
     Interest income                                   $  2,449                       $  2,111
     Equity in income of joint ventures
          (Note 2)                                      144,522                        138,611
                                                       --------                        -------
                                                        146,971                        140,722

Expenses:
     Legal and accounting                                 4,771                          9,954
     Computer costs                                       1,986                          3,043
     Partnership administration                           8,366                         10,785
                                                       --------                        -------
                                                         15,123                         23,782
                                                       --------                        -------
     Net income                                        $131,848                       $116,940
                                                       ========                       ========

Net income allocated to Class A
     Limited Partners                                  $131,848                       $116,940

Net loss allocated to Class B
     Limited Partners                                  $      0                       $      0

Net income per Class A Limited
     Partner Unit                                      $   0.10                       $   0.09

Net loss per Class B Limited Partner
     Unit                                              $      0                       $      0

Cash distribution per Class A
     Limited Partner Unit                              $   0.17                       $   0.17


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                     AND THREE MONTHS ENDED MARCH 31, 1998


                                                                 LIMITED  PARTNERS
                                              --------------------------------------------------------
                                                      CLASS A                        CLASS B                  TOTAL
                                                      -------                        -------                 PARTNERS'
                                                UNITS       AMOUNT          UNITS          AMOUNT             CAPITAL
                                              ---------  -------------  -------------  ---------------  -------------------
BALANCE, DECEMBER 31, 1996                    1,322,909   $10,767,968          38,551               $0         $10,767,968
                                              ---------   -----------          ------               --         -----------

 Net income                                           0       519,907               0                0             519,907
 Partnership distributions                            0      (953,107)              0                0            (953,107)
                                              ---------   -----------          ------               --         -----------
BALANCE, December 31, 1997                    1,322,909    10,334,768          38,551                0          10,334,768
                                              ---------   -----------          ------               --         -----------

  Net income                                          0       131,848               0                0             131,848
  Partnership distributions                           0      (222,240)              0                0            (222,240)
                                              ---------   -----------          ------               --         -----------
BALANCE, March 31, 1998                       1,322,909   $10,244,376          38,551               $0         $10,244,376
                                              =========   ===========          ======               ==         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS



                                                                    Three Months Ended
                                                              -------------------------------
                                                              March 31, 1998   March 31, 1997
                                                              ---------------  --------------
Cash flow from operating activities:
  Net income                                                       $ 131,849        $ 116,940
                                                                   ---------        ---------
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of joint ventures                         (144,523)        (138,611)
         Amortization of organization costs                                0                0
         Changes in assets and liabilities:
             Accounts payable                                            (89)          (4,500)
                                                                   ---------        ---------
                  Total Adjustments                                 (144,612)        (143,111)
                                                                   ---------        ---------
                    Net cash used in
                         operating activities                        (12,763)         (26,171)
                                                                   ---------        ---------
Cash flow from investing activities:
            Distributions received from joint ventures               237,708          240,934
Cash flow from financing activities:
            Partnership distributions paid                          (243,193)        (230,900)
                                                                   ---------        ---------

               Net decrease in cash and cash
                     equivalents                                     (18,248)         (16,137)

Cash and cash equivalents, beginning of year                         163,903          156,177
                                                                   ---------        ---------

Cash and cash equivalents, end of period                           $ 145,655        $ 140,040
                                                                   =========        =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                 March 31, 1998

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

  As of March 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

  (b)  Basis of Presentation
       ---------------------

  The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.


  (2)    Investment in Joint Ventures
         ----------------------------

  The Partnership owns interests in four properties as of March 31, 1998, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1997.


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          --------------------------------------------------------------------
 RESULTS OF OPERATIONS
 ---------------------

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

  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
  ---------------------------------------------------------

  (a) General
  -----------

  Gross revenues of the Partnership were $146,972 for the three months ended March 31, 1998, and $140,722 for the three months ended March 31, 1997, with an overall occupancy rate of 94.74% for both years. This increase in gross revenues was due primarily to increased renewal rental rate. Expenses decreased from $23,782 for the three months ended March 31, 1997 to $15,123 for the three months ended March 31, 1998, due to decreased legal and accounting expenses, as well as, a decrease in partnership administrative expense. As a result, net income increased for the three months ended March 31, 1998, as compared to the same period ended March 31, 1997.

  Cash and cash equivalents increased due to increased revenue for the period ending March 31, 1998. The Partnership distributes cash available less reserves, and as a result, the level of cash remains relatively stable.

  The Partnership made cash distributions to the Limited Partners holding Class A Units of $.17 per Unit for the three months ended March 31, 1998, as compared to distributions of $.17 per Class A Unit for the three months ended March 31, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the first quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

  The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

  Recent Accounting Pronouncements
  --------------------------------

  Statement of Financial Accounting Standards (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

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

 Property Operations
 -------------------

  As of March 31, 1998, the Partnership owned interests in the following properties through joint ventures:

  IBM Jacksonville /Fund IV - Fund V Joint Venture
  ------------------------------------------------

                                                                     Three Months Ended
                                                             ---------------------------------------
                                                             March 31, 1998           March 31, 1997
                                                             --------------           --------------
Revenues:
Rental Income                                                      $365,992                 $366,121

Expenses:
  Depreciation                                                       79,524                   79,494
  Management & leasing expenses                                      46,676                   43,365
  Other operating expenses                                          105,360                  105,483
                                                                   --------                 --------
                                                                    231,560                  228,342
                                                                   --------                 --------

Net income                                                         $134,432                 $137,779
                                                                   ========                 ========

Occupied %                                                              100%                     100%
Partnership Ownership % in the
    Fund IV - Fund V Joint Venture                                     37.6%                    37.8%

Cash Distribution to Partnership                                   $ 75,214                 $ 77,718

Net Income Allocated to the
  Partnership                                                      $ 50,594                 $ 52,283

     Rental income for the Jacksonville Project remained relatively stable in 1998, as compared to 1997 figures. Operating expenses increased slightly in 1998 due to increased management and leasing expenses. Cash distributions remained relatively stable for 1998 and 1997. Wells Fund V contributed cash fundings to the Joint Venture for construction, which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV - Fund V Joint Venture.

    The Medical Center Property/Fund IV - Fund V Joint Venture
    ----------------------------------------------------------

                                                                    Three Months Ended
                                                           --------------------------------------
                                                           March 31, 1998          March 31, 1997
                                                           ---------------  ---------------------
Revenues:
Rental Income                                                    $117,327                $ 88,568
Interest Income                                                     1,947                   2,639
                                                                 --------                --------
                                                                  119,274                  91,207
                                                                 --------                --------

Expenses:
  Depreciation                                                     44,524                  39,822
  Management & leasing expenses                                    14,796                  11,665
  Other operating expenses                                         47,676                  45,416
                                                                 --------                --------
                                                                  106,996                  96,903
                                                                 --------                --------

Net income (loss)                                                $ 12,278                $(5,696)
                                                                 ========                ========

Occupied %                                                             81%                     61%
Partnership Ownership %
    Fund IV - Fund V Joint Venture                                   37.6%                   37.8%


Cash Distribution to Partnership                                 $ 24,142                $ 14,857

Net income (loss) allocated to the
  Partnership                                                    $  4,621                $(2,160)

    Rental income, expenses and cash distributions increased in 1998, over 1997, due primarily to an increase in the occupancy level of the project and a correction of an error in the straight-line rent in 1997. Wells Fund V contributed cash fundings to the Joint Venture for construction, which decreased the Partnership's ownership interest and increased Wells Fund V's ownership interest in the Fund IV - Fund V Joint Venture.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                                      Three Months Ended
                                                             -------------------------------------
                                                             March 31, 1998         March 31, 1997
                                                             --------------         --------------
Revenues:
Rental Income                                                      $285,364               $273,737
Interest Income                                                       1,965                  3,643
                                                                   --------               --------
                                                                    287,329                277,380
                                                                   --------               --------

Expenses:
  Depreciation                                                       84,747                 84,747
  Management & leasing expenses                                      28,463                 30,336
  Other operating expenses                                           21,708                 24,418
                                                                   --------               --------
                                                                    134,918                139,501
                                                                   --------               --------

Net income                                                         $152,411               $137,879
                                                                   ========               ========

Occupied %                                                               93%                    93%
Partnership Ownership %                                                42.7%                  42.7%

Cash Distribution to Partnership                                   $123,483               $ 99,318

Net Income allocated to the
  Partnership                                                      $ 64,835               $ 58,852

     Rental income and net income increased in 1998, as compared to 1997, due primarily to increased rental renewal rates coupled with a slight decrease in expenses.

   The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
   --------------------------------------------------------------------------


                                                                     Three Months Ended
                                                             -------------------------------------
                                                             March 31, 1998         March 31, 1997
                                                             --------------         --------------
Revenues:
Rental Income                                                      $131,856               $131,856

Expenses:
  Depreciation                                                       49,053                 49,056
  Management & leasing expenses                                      10,014                  9,965
  Other operating expenses                                           15,455                  3,403
                                                                   --------               --------
                                                                     74,522                 62,424
                                                                   --------               --------

Net income (loss)                                                  $ 57,334               $ 69,432
                                                                   ========               ========

Occupied %                                                              100%                   100%
Partnership Ownership %                                                42.7%                  42.7%

Cash Distribution to Partnership                                   $ 47,101               $ 51,193

Net Income (Loss) allocated to the
  Partnership                                                      $ 24,472               $ 29,636

    Rental income has remained constant for 1996 through 1998. Net income and cash distributions generated from the G.E. Building decreased in the first quarter of 1998, as compared to the same period for 1997, due primarily to an increase in expenses resulting from extraordinary roof repairs.

                          PART  II - OTHER INFORMATION

   Item 6(b). No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934,  the
Registrant duly caused this   report to be signed on its behalf by the
undersigned thereunto duly authorized.


                                       WELLS REAL ESTATE FUND IV, L.P.
                                       (Registrant)


Dated: May 11, 1998                By: /s/Leo F. Wells, III
                                       --------------------
                                       Leo F. Wells, III, as Individual General
                                       Partner and as President, Sole Director
                                       and Chief Financial Officer of Wells
                                       Capital, Inc., the General Partner of
                                       Wells Partners, L.P.