Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND IV L P
filed 1998-08-12
CIK 869712

                      SECURITIES AND EXCHANGE  COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended              June 30, 1998                    or
                               ----------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                   0-20103
                       --------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
---------------------------------------------------------------------------
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

                                Form 10-Q
                                ---------

                         Wells Real Estate Fund II
                         -------------------------

                                 INDEX
                                 -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements
               Balance Sheets - June 30, 1998
               and December 31, 1997....................................     3

               Statements of Income for the Three Months and Six Months
               Ended June 30, 1998 and 1997.............................     4

               Statements of Partners' Capital for the Year Ended
               December 31, 1997 and the Six Months
               Ended June 30, 1998......................................     5

               Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1997.............................     6

               Condensed Notes to Financial Statements..................     7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................................     8

PART II.   OTHER INFORMATION............................................    14

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      Assets                                 June 30, 1998       December 31, 1997
                      ------                                 -------------       -----------------
Investment in joint ventures (Note 2)                          $10,059,107             $10,201,623
Cash and cash equivalents                                          109,144                 163,903
Due from affiliates                                                263,654                 212,709
                                                               -----------             -----------

     Total assets                                              $10,431,905             $10,578,235
                                                               ===========             ===========


            Liabilities and Partners' Capital
            ---------------------------------

Liabilities:
 Accounts payable and accrued expenses                         $       (88)            $         0
 Partnership distributions payable                                 248,661                 243,467
                                                               -----------             -----------

     Total liabilities                                         $   248,573             $   243,467
                                                               -----------             -----------

Partners' capital:
 Limited partners
  Class A - 1,322,909 Units outstanding                         10,183,332              10,334,768
  Class B - 38,551Units outstanding                                      0                       0
                                                               -----------             -----------

     Total partners' capital                                    10,183,332              10,334,768
                                                               -----------             -----------

     Total liabilities and partners' capital                   $10,431,905             $10,578,235
                                                               ===========             ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                           Three Months Ended                 Six Months Ended
                                     ------------------------------    ------------------------------
                                     June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                     -------------    -------------    -------------    -------------
Revenues:

  Interest Income                         $  1,414         $  2,681         $  3,863         $  4,792
  Equity in income of joint
    ventures (Note 2)                      206,610          178,997          351,132          317,608
                                          --------         --------         --------          -------
                                           208,024          181,678          354,995          322,400

Expenses:
  Legal and accounting                       8,146            5,988           12,917           15,942
  Computer costs                             1,838            1,651            3,824            4,694
  Partnership administration                10,761           10,091           19,127           20,876
                                          --------         --------         --------         --------
                                            20,745           17,730           35,868           41,512
                                          --------         --------         --------         --------
  Net income                              $187,279         $163,948         $319,127         $280,888
                                          ========         ========         ========         ========

Net income allocated to
  Class A Limited Partners                $187,279         $163,948         $319,127         $280,888

Net loss allocated to Class
  B Limited Partners                      $      0         $      0         $      0         $      0

Net income per Class A
  Limited Partner Unit                    $   0.14         $   0.12         $   0.24         $   0.21

Net loss per Class B Limited
  Partner Unit                            $      0         $      0         $      0         $      0

Cash distribution per Class A
  Limited Partner Unit                    $   0.19         $   0.18         $   0.36         $   0.35

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                       AND SIX MONTHS ENDED JUNE 30, 1998


                                          LIMITED  PARTNERS
                               ----------------------------------------
                                       CLASS A              CLASS B            TOTAL
                               ------------------------  --------------      PARTNERS'
                                 UNITS       AMOUNT      UNITS   AMOUNT       CAPITAL
                               ---------  -------------  ------  ------    -------------
BALANCE, DECEMBER 31, 1996     1,322,909   $10,767,968   38,551      $0     $10,767,968

 Net income                            0       519,907        0       0         519,907
 Partnership distribution              0      (953,107)       0       0        (953,107)
                               ---------   -----------   ------      --     -----------
BALANCE, DECEMBER 31, 1997     1,322,909   $10,334,768   38,551       0      10,334,768

 Net income                            0       319,127        0       0         319,127
 Partnership distributions             0      (470,563)       0       0        (470,563)
                               ---------   -----------   ------      --
BALANCE, JUNE 30, 1998         1,332,909   $10,183,332   38,551      $0     $10,183,332
                               =========   ===========   ======      ==     ===========

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                       -------------------------------
                                                       June 30, 1998     June 30, 1997
                                                       -------------     -------------
Cash flows from operating activities:
 Net income                                                $ 319,127         $ 280,888
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in income of joint ventures                       (351,132)         (317,608)
   Changes in assets and liabilities:
     Accounts payable                                            (88)           (3,818)
     Due to affiliates                                             0              (895)
      Total adjustments                                     (351,220)         (322,321)
                                                           ---------         ---------
       Net cash used in operating activities                 (32,093)          (41,433)
                                                           ---------         ---------

Cash flows from investing activities:
 Investment in joint ventures                                (33,419)                0
 Distributions received from joint ventures                  476,122           499,019
                                                           ---------         ---------
       Net cash provided by   investing activities

Cash flows from financing activities:
 Partnership distributions paid                             (465,369)         (452,380)
                                                           ---------         ---------

Net decrease in cash and cash equivalents                    (54,759)            5,206

Cash and cash equivalents, beginning of year                 163,903           156,177
                                                           ---------         ---------

Cash and cash equivalents, end of period                   $ 109,144         $ 161,383
                                                           =========         =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)


                    Condensed Notes to Financial Statements
                                 June 30, 1998


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

  As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Building"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Building"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

  (2)    Investment in Joint Ventures
         ----------------------------

  The Partnership owns interests in four properties as of June 30, 1998, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1997.


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

 RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
 ---------------------------------------------------------

 (a) General
 -----------

  As of June 30, 1998, the properties owned by the Partnership were 96.76% occupied. Gross revenues of the Partnership were $208,024 for the three months ended June 30, 1998, and $354,995 for the six months ended June 30, 1998, as compared to $181,678 for the three months ended June 30, 1997 and $322,400 for the six months ended June 30, 1997. This increase in gross revenues was due primarily to a slight increase in income from joint ventures, which was primarily due to increased rental renewal rates and increased occupancy at the Stockbridge Property. As a result, net income increased for both the three months and six months ended June 30, 1998, as compared to the same periods ended June 30, 1997.

  The Partnership's net cash used in operating activities decreased slightly for 1998, as compared to 1997, due to a decrease in operating costs in 1998. Distributions received from joint ventures decreased while distributions paid to limited partners increased. In addition, a $33,419 investment in the joint venture was made. As a result cash and cash equivalents decreased to $109,144 for June 30, 1998, as compared to $161,383 for June 30, 1997.

  The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Unit for the three months ended June 30, 1998 compared to $0.18 for the three months ended June 30, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the second quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

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

Property Operations
-------------------

As of June 30, 1998, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                             Three Months Ended               Six Months Ended
                                      ------------------------------    -----------------------------
                                      June 30, 1998    June 30, 1997    June 30, 1998   June 30, 1997
                                      -------------    -------------    -------------   -------------
Revenues:
 Rental income                             $365,896         $365,992         $731,888        $732,113

Expenses:
 Depreciation                                79,524           79,511          159,048         159,005
 Management & leasing expenses               51,801           44,397           98,477          87,762
 Other operating expenses                    (7,083)          (4,809)          98,277         100,674
                                           --------         --------         --------        --------
                                            124,242          119,099          355,802         347,441
                                           --------         --------         --------        --------

Net income                                 $241,654         $246,893         $376,086        $384,672
                                           ========         ========         ========        ========

Occupied %                                      100%             100%             100%            100%

Partnership's Ownership % in the
 Fund IV  Fund V Joint Venture                 37.6%            37.8%            37.6%           37.8%

Cash distribution to Partnership           $ 94,905         $ 95,979         $170,119        $173,697

Net income allocated to the
 Partnership                               $ 90,948         $ 93,421         $141,542        $145,704


Rental income for the IBM Jacksonville Building remained relatively stable in 1998, as compared to 1997 figures. Operating expenses increased slightly in 1998 due primarily to increased management and leasing expenses. Cash distributions remained relatively stable for 1998 and 1997. Wells Fund V contributed cash fundings to the Joint Venture for construction, which decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                          Three Months Ended                 Six Months Ended
                                     ------------------------------   -----------------------------
                                     June 30, 1998    June 30, 1997   June 30, 1998   June 30, 1997
                                     -------------    -------------   -------------   -------------
Revenues:
 Rental income                            $118,712         $ 99,181        $236,039        $187,749
 Interest income                             2,572            2,284           4,519           4,923
                                          --------         --------        --------        --------
                                           121,284          101,465         240,558         192,672
                                          --------         --------        --------        --------

Expenses:
 Depreciation                               44,524           41,313          89,048          81,135
 Management & leasing expenses              15,874           18,032          30,670          29,697
 Other operating expenses                   32,795           36,636          80,471          82,052
                                          --------         --------        --------        --------
                                            93,193           95,981         200,189         192,884
                                          --------         --------        --------        --------

Net income (loss)                         $ 28,091         $  5,484        $ 40,369        $   (212)
                                          ========         ========        ========        ========

Occupied %                                      82%              82%             82%             82%

Partnership's Ownership % in the
 Fund IV  Fund V Joint Venture                37.6%            37.8%           37.6%           37.8%

Cash distribution to Partnership          $ 30,258         $ 17,772        $ 54,400        $ 32,629

Net income (loss) allocated to the
 Partnership                              $ 10,572         $  2,076        $ 15,193        $    (84)


Rental income, expenses and cash distributions increased in 1998, over 1997, due primarily to an increase in the occupancy level of the property in the second quarter of 1997 and a correction of an error in the straight-line rent in 1997. Wells Fund V contributed cash fundings to the Joint Venture for construction, which decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                     ------------------------------    ------------------------------
                                     June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                     -------------    -------------    -------------    -------------
Revenues:
 Rental income                            $300,521         $274,300         $585,885         $548,037
 Interest income                             1,965            2,474            3,930            6,117
                                          --------         --------         --------         --------
                                           302,486          276,774          589,815          554,154
                                          ========         ========         ========         ========

Expenses:
 Depreciation                               86,120           84,747          170,867          169,494
 Management & leasing expenses              26,360           25,101           54,823           55,437
 Other operating expenses                   16,925           43,845           38,633           68,263
                                          --------         --------         --------         --------
                                           129,405          153,693          264,323          293,194
                                          --------         --------         --------         --------

Net income                                $173,081         $123,081         $325,492         $260,960
                                          ========         ========         ========         ========

Occupied %                                      97%              93%              97%              93%

Partnership's Ownership % in the
 Fund III  Fund IV Joint Venture              42.7%            42.7%            42.7%            42.7%

Cash distribution to Partnership          $108,760         $ 91,495         $200,717         $190,813

Net income allocated to the
 Partnership                              $ 74,096         $ 52,535         $138,931         $111,387

Rental income increased for the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to increased rental rates and increased occupancy. Expenses of the property decreased from $293,194 in 1997 to $264,323 in 1998, due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                     ------------------------------    ------------------------------
                                     June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                     -------------    -------------    -------------    -------------
Revenues:
 Rental income                           $131,856          $131,856         $263,712         $263,712

Expenses:
 Depreciation                              49,053            49,053           98,106           98,112
 Management & leasing expenses             10,095             9,965           20,109           19,930
 Other operating expenses                      97               289           15,552            3,692
                                         --------          --------         --------         --------
                                           59,245            59,310          133,767          121,734
                                         --------          --------         --------         --------

Net income                               $ 72,611          $ 72,546         $129,945         $141,978
                                         ========          ========         ========         ========

Occupied %                                    100%              100%             100%             100%

Partnership's Ownership % in the
 Fund III  Fund IV Joint Venture             42.7%             42.7%            42.7%            42.7%

Cash distribution to Partnership         $ 54,731          $ 53,574         $101,832         $104,767

Net income allocated to the
 Partnership                             $ 30,993          $ 30,965         $ 55,465         $ 60,601

Rental income has remained constant for 1997 through 1998. Net income and cash distributions generated from the G.E. Building decreased for the six months ended June 30, 1998, as compared to the same period in 1997, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

                          PART  II - OTHER INFORMATION

  Item 6(b). No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934,  the
Registrant duly caused this   report to be signed on its behalf by the
undersigned thereunto duly authorized.


                          WELLS REAL ESTATE FUND IV, L.P.
                          (Registrant)


  Dated: August 10, 1998      By: /s/Leo F. Wells, III
                                  ---------------------------------------------
                              Leo F. Wells, III, as Individual General
                              Partner and as President, Sole Director and Chief
                              Financial Officer of Wells Capital,
                              Inc., the General Partner of Wells Partners, L.P.