Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND IV L P
filed 1998-11-13
CIK 869712

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998                            or
                               _____________________________________________

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _____________________

Commission file number                         0-20103
                      ----------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                   58-1915128
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


3885 Holcomb Bridge Road, Norcross, Georgia                    30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (770) 449-7800
                                                  ------------------------------

________________________________________________________________________________
             (Former name, former address and former fiscal year,
                  if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No ________
                                   -------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
          PART 1.     FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Balance Sheets - September 30, 1998
              and December 31, 1997..........................................  3

              Statements of Income for the Three Months and Nine Months
              Ended September 30, 1998 and 1997..............................  4

              Statement of Partners' Capital for the Year Ended
              December 31, 1997 and the Nine Months Ended
              September 30, 1998.............................................  5

              Statements of Cash Flows for the Nine
              Months Ended September 30, 1998 and 1997.......................  6

              Condensed Notes to Financial Statements........................  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.....................................................  8

PART II.      OTHER INFORMATION.............................................. 14

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                  Assets                                             September 30, 1998            December 31, 1997
                  ------                                             ------------------            -----------------
     Investment in joint ventures (Note 2)                                $ 9,952,500                  $10,201,623
     Cash and cash equivalents                                                123,965                      163,903
     Accounts receivable                                                           88                            0
     Due from affiliates                                                      228,137                      212,709
                                                                          -----------                  -----------

          Total assets                                                    $10,304,690                  $10,578,235
                                                                          ===========                  ===========

       Liabilities and Partners' Capital
       ---------------------------------

      Liabilities:
      Partnership distributions payable                                  $    251,736                  $   243,467
                                                                         ------------                  -----------

          Total liabilities                                                   251,736                      243,467
                                                                         ------------                  -----------

      Partners' capital:
       Limited  partners
         Class A - 1,322,909 units                                         10,052,954                   10,334,768
           outstanding
         Class B - 38,551 units outstanding                                         0                            0
                                                                         ------------                  -----------

          Total partners' capital                                          10,052,954                   10,334,768
                                                                         ------------                  -----------

          Total liabilities and partners' capital                        $ 10,304,690                  $10,578,235
                                                                         ============                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                       Three Months Ended            Nine Months Ended
                                                  ----------------------------  ---------------------------
                                                  Sept 30, 1998  Sept 30, 1997  Sept 30, 1998  Sept 30,1997
                                                  -------------  -------------  ---------------------------
Revenues:
   Equity in income of joint ventures (Note 2)         $135,860       $136,799       $486,992      $454,407
   Interest income                                        2,304          2,659          6,167         7,451
                                                       --------       --------       --------      --------
                                                        138,164        139,458        493,159       461,858
                                                       --------       --------       --------      --------

Expenses:
   Legal and accounting                                     472          1,492         13,389        17,434
   Computer costs                                         2,325          3,068          6,149         7,762
   Partnership administration                            14,348          7,954         33,475        28,830
                                                       --------       --------       --------      --------
                                                         17,145         12,514         53,013        54,026
                                                       --------       --------       --------      --------
        Net income                                     $121,019       $126,944       $440,146      $407,832
                                                       ========       ========       ========      ========

Net income allocated to Class A
   Limited Partners                                    $121,019       $126,944       $440,146      $407,832

Net loss allocated to Class B
   Limited Partners                                    $      0       $      0       $      0      $      0

Net income per Class A
   Limited Partner unit                                $   0.09       $   0.10       $   0.33      $   0.31

Net loss per Class B
   Limited Partner unit                                $      0       $      0       $      0      $      0

Cash distribution per Class A
   Limited Partner unit                                $   0.19       $   0.18       $   0.55      $   0.53

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                   AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                   Limited Patrners                              Total
                                                         ------------------------------------------------
                                                              Class A              Class B                      Partners'
                                                              -------              -------
                                                   Units            Amount           Units        Amount         Capital
                                                   -----            ------           -----        ------         --------
BALANCE, DECEMBER 31, 1996                       1,322,909       $10,767,968         38,551       $     0      $10,767,968
                                                 ---------       -----------         ------       -------      -----------

  Net income                                             0           519,907              0             0          519,907
  Partnership distributions                              0          (953,107)             0             0         (953,107)
                                                 ---------       -----------         ------       -------      -----------
BALANCE, DECEMBER 31, 1997                       1,322,909       $10,334,768         38,551             0      $10,334,768
                                                 ---------       -----------         ------       -------      -----------

  Net income                                             0           440,146              0             0          440,146
  Partnership distributions                              0          (721,960)             0             0         (721,960)
                                                 ---------       -----------         ------       -------      -----------
BALANCE, SEPTEMBER 30, 1998                      1,322,909       $10,052,954         38,551       $     0      $10,052,954
                                                 =========       ===========         ======       =======      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                 -----------------
                                                           Sept 30, 1998   Sept 30, 1997
                                                           --------------  --------------

Cash flow from operating activities:
  Net income                                                   $ 440,146       $ 407,832
                                                               ---------       ---------
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of joint ventures                     (486,992)       (454,407)
         Changes in assets and liabilities:
         Accounts Receivable                                         (88)              0
         Accounts Payable                                              0          (4,482)
                                                               ---------       ---------
                  Total Adjustments                             (487,080)       (458,889)
                                                               ---------       ---------
                    Net cash used in
                         operating activities                    (46,934)        (51,057)
                                                               ---------       ---------
Cash flow from investing activities:
         Investment in Joint Venture                             (44,089)              0
      Distributions received from joint ventures                 764,775         757,840
                                                               ---------       ---------
         Net cash provided by investing activities               720,686         757,840
                                                               ---------       ---------
Cash flow used in financing activities:
            Partnership distributions paid                      (713,690)       (696,151)
                                                               ---------       ---------

               Net increase (decrease) in cash and cash
                     equivalents                                 (39,938)         10,632

Cash and cash equivalents, beginning of year                     163,903         156,177
                                                               ---------       ---------

Cash and cash equivalents, end of period                       $ 123,965       $ 166,809
                                                               =========       =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                              September 30, 1998

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

    The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. (the "Fund III - Fund IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - Fund V Joint Venture").

    As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund
    III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III -Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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


(2)    Investment in Joint Ventures
       ----------------------------

  The Partnership owns interests in four properties as of September 30, 1998, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1997.


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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

 As of September 30, 1998, the properties owned by the Fund IV Partnership were 94.86% occupied, as compared to 94.74% as of September 30, 1997.

 Gross revenues of the Partnership were $138,164 for the three months ended September 30, 1998, and $493,159 for the nine months ended September 30, 1998, as compared to $139,458 for the three months ended September 30, 1997, and $461,858 for the nine months ended September 30, 1997. This increase in gross revenues, for the 9 months ended September 30, 1998, was due primarily to a slight increase in income from joint ventures, which was primarily due to increased rental renewal rates and increased occupancy at the Stockbridge Property. However, this increase was offset by extraordinary parking lot repairs at the Stockbridge Property during the third quarter of 1998, which caused a slight decrease in revenues for that period, as compared to the three months ended September 30, 1997. Total expenses decreased slightly for the nine month period of 1998, as compared to 1997, but increased for the three month period of 1998, due to increased administrative expenses. As a result, net income increased to $440,146 for the nine months ended September 30, 1998, as compared to $407,832 for the same period of 1997, but decreased to $121,019 for the quarter ended 1998, as compared to $126,944 for the same period of 1997.


 The Partnership's net cash used in operating activities decreased slightly for 1998, as compared to 1997, due to increased net income in 1998. Distributions received from joint ventures increased as well as distributions paid to limited partners in 1998, as compared to 1997. As a result cash and cash equivalents decreased to $123,965 as of September 30, 1998, as compared to $166,809 for the same period in 1997.

 The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Unit for the three months ended September 30, 1998 and $.18 per unit for the three months ended September 30, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the third quarter of 1998, have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

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

 Recent Accounting Pronouncements
 --------------------------------

 Statement of Financial Accounting Standard (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

Property Operations
-------------------

As of September 30, 1998, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                         Three Months Ended              Nine Months Ended
                                                         ------------------             ------------------
                                                   Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                                   --------------  --------------  --------------  --------------
     Revenues:                                        $  366,140      $  365,993     $  1,098,028      $1,098,106
     Rental Income                                      --------        --------        ---------      ----------


     Expenses:                                            79,524          79,545          238,572         238,550
       Depreciation                                       45,762          51,852          144,239         139,614
       Management & leasing expenses                     154,576         177,786          252,853         278,460
       Other operating expenses                         --------        --------        ---------      ----------
                                                         279,862         309,183          635,664         656,624
                                                        --------        --------        ---------      ----------

                                                      $   86,278      $   56,810     $    462,364      $  441,482
     Net income                                         ========        ========        =========      ==========

                                                              94%            100%              94%            100%
     Occupied %
                                                            37.6%           37.7%            37.6%           37.7%
     Partnership's Ownership %
                                                      $   70,244      $   70,443     $    240,363      $  244,140
     Cash Distribution to Partnership

     Net Income Allocated to the                      $   32,454      $   21,461     $    173,996      $  167,165
       Partnership

     Rental income for the IBM Jacksonville remained relatively stable in 1998, as compared to 1997 while occupancy has decreased. Per their lease, IBM has vacated approximately 5,700 square feet, but are paying an increased rental rate on their remaining space. Operating expenses decreased slightly in 1998, due primarily to differences in prior year estimate of common area maintenance billing to tenants which have been recorded in 1998. Cash distributions remained relatively stable for 1998 and 1997. Wells Fund V contributed cash fundings to the Joint Venture for construction, which slightly decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                       Three Months Ended              Nine Months Ended
                                                       ------------------              -----------------
                                                 Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                                 --------------  --------------  --------------  --------------

     Revenues:                                        $128,171        $108,458        $364,210        $296,207
       Rental income                                     5,769           2,448          10,288           7,371
       Interest income                                --------        --------        --------        --------
                                                       133,940         110,906         374,498         303,578
                                                      --------        --------        --------        --------

     Expenses:                                          44,525          41,305         133,573         122,440
       Depreciation                                     15,819          14,056          46,489          43,753
       Management & leasing expenses                    53,244          39,007         133,715         121,059
       Other operating expenses                       --------        --------        --------        --------
                                                       113,588          94,368         313,777         287,252
                                                      --------        --------        --------        --------

                                                      $ 20,352        $ 16,538        $ 60,721        $ 16,326
     Net income (loss)                                ========        ========        ========        ========

                                                            82%             82%             82%             82%
     Occupied %
                                                          37.6%           37.7%           37.6%           37.7%
     Partnership's Ownership %
                                                      $ 27,435        $ 15,984        $ 81,835        $ 48,613
     Cash Distribution to Partnership

     Net Income (Loss) Allocated to the               $  7,655        $  6,248        $ 22,848        $  6,164
       Partnership

Rental income, expenses and cash distributions increased for the nine months ended September 30, 1998, over the same period in 1997, due primarily to an increase in occupancy level of the property in the second quarter of 1997 and an adjustment to the straight line rent in 1997. Expenses increased in 1998, as compared to 1997, due primarily to the increased occupancy over the nine months ended September 30, 1998. Wells Fund V contributed cash fundings to the Joint Venture for construction, which decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                 Three Months Ended             Nine Months Ended
                                           -----------------------------   -----------------------------
                                           Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                           -------------   -------------   -------------   -------------
 Revenues:
   Rental income                              $312,855        $276,979        $898,740        $825,016
   Interest Income                               2,425           3,040           6,355           9,157
                                              --------        --------        --------        --------
                                               315,280         280,019         905,095         834,173
                                              --------        --------        --------        --------

Expenses:
   Depreciation                                 87,501          84,747         258,368         254,241
   Management and leasing expenses              29,558          25,648          84,381          81,085
   Other operating expenses                     44,681         (11,004)         83,314          57,259
                                              --------        --------        --------        --------
                                               161,740          99,391         426,063         392,585
                                              --------        --------        --------        --------

Net income                                    $153,540        $180,628        $479,032        $441,588
                                              ========        ========        ========        ========

Occupied %                                          97%             93%             97%             93%
Partnership's Ownership %                         42.7%           42.7%           42.7%           42.7%

Cash Distributed to the Partnership           $101,505        $114,095        $302,222        $304,908

Net Income Allocated to the Partnership       $ 65,536        $ 77,098        $204,467        $188,485

Rental income increased for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to rental renewal rates and increased occupancy. Expenses of the property increased from $392,585 in 1997 to $426,063 in 1998, due primarily to increased expenses in parking lot repairs.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                                 ------------------              -----------------
                                           Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                           --------------  --------------  --------------  --------------
Revenues:
   Rental income                                $131,857        $131,857        $395,569        $395,569
                                                --------        --------        --------        --------

Expenses:
   Depreciation                                   49,056          49,056         147,162         147,168
   Management and leasing expenses                10,095          10,031          30,204          29,961
   Other operating expenses                        1,918          (2,183)         17,470           1,509
                                                --------        --------        --------        --------
                                                  61,069          56,904         194,836         178,638
                                                --------        --------        --------        --------

Net income                                      $ 70,788        $ 74,953        $200,733        $216,931
                                                ========        ========        ========        ========

Occupied %                                           100%            100%            100%            100%
Partnership's Ownership %                           42.7%           42.7%           42.7%           42.7%

Cash Distribution to Partnership                $ 53,953        $ 53,973        $155,785        $158,740

Net Income Allocated to the Partnership         $ 30,215        $ 31,992        $ 85,680        $ 92,593

Rental income remained constant for 1998 and 1997. Net income and cash distributions generated from the G.E. Building decreased for the nine months ended September 30, 1998, as compared to the same period in 1997, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

                         PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WELLS REAL ESTATE FUND IV, L.P.
                        (Registrant)


Dated: November 10, 1998      By:   /s/Leo F. Wells, III
                                    --------------------
                              Leo F. Wells, III, as Individual General
                              Partner and as President, Sole Director and Chief
                              Financial Officer of Wells Capital,
                              Inc., the General Partner of Wells Partners, L.P.