Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND IV L P
filed 1999-03-30
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended     December 31, 1998                or
                         --------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period  from                         to
                               -------------------------  ---------------
Commission file number        0-20103
                        -------------------------------------------------
                              Wells Real Estate Fund IV, L. P.
-------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Georgia                                       58-1915128
----------------------------                  ---------------------------
State or other jurisdiction of                (I.R.S. Employer Identification )
incorporation or organization)                          Number)


3885 Holcomb Bridge Road Norcross, Georgia                30092
-------------------------------------------  -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                  ------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class      Name of exchange on which registered
          NONE                                 NONE
----------------------------  ---------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
                                 ------------
                               (Title of Class)
                                 Class B Unit
                                 ------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
     --     --
Aggregate market value of the voting stock held by non-affiliates:
                                                      Not Applicable
                                                      --------------

                                     PART I
                                     ------

ITEM  1.  BUSINESS
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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and

Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.


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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in four properties through its investment in joint ventures of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 97.18% occupied, as compared to 95% at December 31, 1997, 95% at December 31, 1996 and 95% at December 31, 1995.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                          Partnerships
Year of         Number of                 Annualized        Share of         Percentage of     Percentage of
Lease            Leases      Square       Gross Base       Annualized        Total Square   Total Annualized
Expiration      Expiring   Feet Expiring   Rent(1)       Gross Base Rent(1)  Feet Expiring     Base Rent
----------    ----------  --------------  -------------  ------------------  -------------  ----------------
1999               3          5,359        73,200             31,244               6.0%           5.7%
2000(2)            2         44,400       549,060            234,357              49.8%           43.0%
2001               1          1,750        26,133             11,154               2.0%           2.0%
2002               9         23,221       422,087            180,161              26.1%           33.0%
2003(3)            3          9,260       114,534             48,887              10.4%           9.0%
2004               0              0             0                  0               0.0%           0.0%
2005               0              0             0                  0               0.0%           0.0%
2006               0              0             0                  0               0.0%           0.0%
2007               0              0             0                  0               0.0%           0.0%
2008               1          5,124        93,336             39,839               5.7%           7.3%
                  --         ------     ---------            -------              ----            ----
                  19         89,114     1,278,350            545,642               100%           100%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric with 43,000 square feet.

(3)  Expiration of IBM with 68,100 square feet at the Jacksonville Project.


The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.7% of equity interest in the Fund III-Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 1998, the Partnership had contributed $6,131,677 and Wells Fund III had contributed $8,119,603 for total contributions of $14,251,280 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:


The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 1998, the Partnership had contributed a total of $5,047,132 and Wells Fund III had contributed a total of $4,515,042 to fund the total costs of approximately $9,562,000 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at the year end for the Stockbridge Property was 100% in 1998, 93% in 1997, 1996 and 1995, and 97% in 1994. The average effective annual rental per square foot at the Stockbridge Property was $10.82 for 1998, $9.86 for 1997, $9.59 for 1996, $10.16 for 1995, and $10.26 for 1994.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 1998, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The occupancy rate at the G.E. Building was 100% for the years ended December 31, 1998, 1997, 1996, and 1995. The average effective annual rental per square foot at the G.E. Building is $12.26 for 1998, $12.27 for 1997, 1996, 1995,and
1994.

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed approximately $4,736,173 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $7,892,651. The Partnership holds on approximate 38% equity interest, and Wells Fund V holds an approximate 62% equity interest in the Fund IV-Fund V Joint Venture.

The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

The Jacksonville Project
------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Project"). As of December 31, 1998, the Partnership contributed $3,439,947 and Wells Fund V contributed $4,961,709 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Project.

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

The occupancy rates at the year end for the Jacksonville Project were 94% in 1998, 100% in 1997, 1996, 1995 and 1994. The average effective annual rental per square foot at the Jacksonville Project was $16.69 for 1998, $16.71 for 1997, 1996 and 1995, and $16.39 for 1994.


The Medical Center Project
--------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Medical Center Project"). As of December 31, 1998, the Partnership had contributed $1,296,226 and Wells Fund V had contributed $2,930,942 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Medical Center Project.

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

The occupancy rate at the year end for the Medical Center Project at the end of the year was 92% in 1998, 81% in 1997, 67% in 1996 , 1995, and 58% in 1994. The
average effective annual rental per square foot at the Medical Center Project was $13.46 for 1998, $10.93 for 1997, $11.83 for 1996, $10.43 for 1995, and
$7.59 for 1994.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.



                                    PART II
                                    -------


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,272 Limited Partners and 38,551 outstanding Class B Units held by a total of 21 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1998, to be $12.33 per Class A unit and $16.45 per Class B unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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


                         Class A            Per Class A       Per Class A  Per Class B
                          Unit                 Unit              Unit        Unit
Distributions For       Total Cash          Investment         Return of  Return of  General
Quarter Ended          Distribution           Income            Capital    Capital   Partner
---------------------  ------------  ------------------------  ---------  ---------  -------

     March 31, 1997        $221,413        $0.09                $0.08      $0.00    $0.00
     June 30, 1997         $243,773        $0.12                $0.06      $0.00    $0.00
     Sept. 30, 1997        $244,640        $0.10                $0.09      $0.00    $0.00
     Dec. 31, 1997         $243,280        $0.08                $0.10      $0.00    $0.00
     March 31, 1998        $222,239        $0.10                $0.07      $0.00    $0.00
     June 30, 1998         $248,324        $0.14                $0.05      $0.00    $0.00
     Sept. 30, 1998        $251,397        $0.09                $0.10      $0.00    $0.00
     Dec. 31, 1998         $247,839        $0.10                $0.08      $0.00    $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to the limited partners holding Class A units until February 1999. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.



               [Remainder of this page left intentionally blank]

                       ITEM 6.  SELECTED FINANCIAL DATA.
                       ---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.


                                 1998           1997           1996           1995            1994
                             -------------  -------------  -------------  -------------  --------------
Total assets                   $10,191,338    $10,578,235    $11,003,435    $11,408,024    $11,709,854
Total revenues                     655,837        589,451        555,955        694,521        678,591
Net income                         574,034        519,907        482,495        623,867        605,011
Net (loss) allocated
  to General Partners                                   -              -              -              -
Net income allocated to
  Class A Limited Partners         574,034        519,907        482,495        623,867        615,309
Net loss allocated to
  Class B Limited Partners               0              0              0              0        (10,298)
Net income per weighted
  average Class A
Limited Partner Unit                   .43            .39            .36            .47            .47
Net loss per weighted
  average Class B
Limited Partner Unit                     0              0              0              0           (.27)
  Cash Distributions per
  weighted average
Class A Limited Partner
  Unit:
  Investment Income                    .43            .39            .36            .47            .62
  Return of Capital                    .30            .33            .32            .24            .01


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnerships were $655,837 for the year ended December 31, 1998, as compared to $589,451 for the year ended December 31, 1997 and $555,955 for the year ended December 31, 1996 The increase in 1998, as compared to 1997,and 1996 was due primarily to increased earnings from the joint ventures.

Expenses of the Partnership increased to $81,803 for 1998 from $69,544 in 1997 due to parking lot and roof repairs. This increase was due primarily to elevated accounting and legal fees offset by lower administration and computer costs. Depreciation expense increased for the joint venture from 1997 to 1998, due to increased tenant build-out.

Net income of the Partnership was $574,034 for the fiscal year ended December 31, 1998 as compared to $519,907 for the fiscal year ended December 31, 1997 and $482,495 for the fiscal year ended December 31, 1996.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.73 per Class A Unit for the year ended December 31, 1998, $.72 per Class A Unit for the year ended December 31, 1997 and $.68 for the year ended December 31, 1996. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 1998, 1997, and 1996. Distributions accrued for the fourth quarter of 1998 were paid in February, 1999.

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

Property Operations
-------------------

As of December 31, 1998, the Partnership's ownership interest in Fund III - Fund IV was 42.7% and in Fund IV - Fund V was 37.6%.

As of December 31, 1998, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------


                                                         Year For the Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
 Rental income                                 $1,222,417            $1,113,238            $1,082,428
 Interest income                                    9,368                12,308                13,024
                                               ----------            ----------            ----------
                                                1,231,785             1,125,546             1,095,452
                                               ----------            ----------            ----------

Expenses
  Depreciation                                    346,144               338,989               338,989
  Management & leasing expenses                   114,581               107,578                98,442
  Other operating expenses                         83,952                68,797                90,187
                                               ----------            ----------            ----------
                                                  554,677               515,364               527,618
                                               ----------            ----------            ----------

Net income                                        687,108            $  610,182            $  567,834
                                               ==========            ==========            ==========

Occupied %                                            100%                   93%                   93%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      42.7%                 42.7%                 42.7%

Cash distribution to the Partnership           $  422,071            $  417,152            $  407,070

Net income allocated to the
  Partnership                                  $  293,281            $  260,446            $  242,371

Rental income increased to $1,222,417 for 1998 as compared to $1,113,238 in 1997 and $1,082,428 in 1996 due primarily to increased rental rates. Expenses of the property varied from $527,618 in 1996 to $515,364 in 1997 and $544,677 in 1998.
Other operating expenses decreased in 1997, as compared to 1996, due primarily to savings in painting expense, but increased in 1998 due primarily to parking lot repairs. Net income of the property varied from $687,108 for 1998, $610,182 for 1997 as compared to $567,834 for 1996.

Real estate taxes were $110,891 for 1998, $98,138 for 1997, and $104,795 for
1996.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1998, 1997 and 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
Rental income                                    $527,425              $527,425              $527,425
                                                 --------              --------              --------

Expenses
  Depreciation                                    196,220               196,220               196,220
  Management & leasing expenses                    40,300                38,435                39,860
  Other operating expenses                         18,876                 3,708                 8,731
                                                 --------              --------              --------
                                                  255,396               238,363               244,811
                                                 --------              --------              --------

Net income                                       $272,029              $289,062              $282,614
                                                 ========              ========              ========

Occupied %                                            100%                  100%                  100%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      42.7%                 42.7%                 42.7%

Cash distribution to the Partnership             $209,957              $212,157              $204,978

Net income allocated to the
  Partnership                                    $116,111              $123,382              $120,629

Rental income remained constant for 1998, 1997 and 1996. Total expenses decreased to $238,363 in 1997 from $244,811 in 1996, but increased to $255,396 in 1998 due primarily to roof repairs.

The Partnership's ownership percentage in the Fund III - Fund IV Joint Venture remained constant at 42.7% for 1998, 1997 and 1996.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Jacksonville Project/Fund IV-Fund V Joint Venture
-----------------------------------------------------

                                                         For Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------   -------------------
Revenues:
Rental income                                  $1,461,916            $1,464,097            $1,463,969
                                               ----------            ----------            ----------
Expenses
  Depreciation                                    318,096               318,100               317,252
  Management & leasing expenses                   190,928               184,623               183,652
  Other operating expenses                        401,622               431,278               480,241
                                               ----------            ----------            ----------
                                                  910,646               934,001               981,145
                                               ----------            ----------            ----------
Net income                                     $  551,270            $  530,096            $  482,824
                                               ==========            ==========            ==========

Occupied %                                             94%                  100%                  100%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        37.6%                 37.6%                 38.1%

Cash Distribution to the Partnership           $  305,442            $  305,968            $  283,229

Net Income Allocated to the
  Partnership                                  $  207,402            $  200,556            $  184,076


Rental income decreased slightly in 1998 as compared to 1997 and 1996. Expenses decreased in 1998, as compared to 1997, due primarily to savings in various building operating expenses. Cash distributions remained stable in 1998 as compared to 1997. Net income increased in 1998, as compared to 1997 and 1996 levels, due primarily to savings in operating expenses

The Jacksonville Project incurred property taxes of $188,333 for 1998, $180,405 for 1997, $172,732 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Medical Center Project/Fund IV-Fund V Joint Venture
-------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1998                  1997                  1996
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                  $480,419              $387,453              $419,387
  Interest income                                  12,908                 9,139                12,884
                                                 --------              --------              --------
                                                  493,327               396,646               432,271
                                                 --------              --------              --------
Expenses
  Depreciation                                    178,095               166,939               159,523
  Management & leasing expenses                    61,950                55,591                54,242
  Other operating expenses                        170,664               187,339               219,120
                                                 --------              --------              --------
                                                  410,709               409,869               432,885
                                                 --------              --------              --------

Net income (loss)                                $ 82,618              $(13,223)             $   (614)
                                                 ========              ========              ========

Occupied %                                             92%                   81%                   67%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        37.6%                 37.6%                 38.1%

Cash Distribution to the Partnership             $109,665              $ 73,832              $ 67,447

Net  (loss) Income Allocated to the
  Partnership                                    $ 31,076              $ (4,976)             $   (235)


Rental income increased in 1998 over 1996 levels due to increased lease up at the Medical Center Project but decreased in 1997, due to a prior year straight line rent adjustment. Occupancy increased to 92% in 1998, as compared to 81% (on both buildings) in 1997 and 67% in 1996. Expenses remained stable in 1998 as compared to 1997 but decreased as compared to 67% in 1996. Depreciation increased in 1998 and 1997 due to the increased tenant build-out.

Cash distributions allocated to the Partnership have increased over prior year levels due primarily to the lease up of the project and savings in operating expenses Cash fundings to the Joint Venture for construction were contributed by Wells Fund V which increased its ownership interest and decreased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Project incurred property taxes of $36,862 for 1998, $35,691 for 1997, and $37,898 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,652 in capital through the sale of 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $11,006,552 in properties, paid $748,805 in acquisition and advisory fees, $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $92,059.

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

The Partnership's net cash used in operating activities remained relatively stable at $69,592 for 1998, $64,001 for 1997 and $58,804 for 1996. Net cash provided by investing activities decreased to $973,824 in 1998 from $1,012,334 in 1997 and increased to $1,012,334 in 1997 from $958,071 in 1996. The increase was due primarily to increased distributions from joint ventures offset in 1998 but additional investment in joint venture.

Cash and cash equivalents remained stable for years ending 1997 and 1996, but decreased from $163,903 in 1997 to $102,960 in 1998 due to additional investment in joint ventures.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and from a return of capital and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership excepts to meet liquidity requirements and budget demands through cash flow from operations.

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

Year 2000 Compliance
--------------------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the general partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998.


                            CASH COMPENSATION TABLE

   (A)                                (B)                       (C)
Name of individual or        Capacities in which served
number in group              -Form of Compensation             Cash Compensation
---------------              ---------------------             -----------------

Wells Management             Property Manager-                 $98,517 (1)
Company, Inc.                Management and Leasing
                             Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.


(1)               (2)                               (3)                   (4)
Title of class    Name and Address of               Amount and Nature      Percent of Class
                    Beneficial Owner                  of Beneficial
                                                       Ownership
----------------------------------------------------------------------------------------------
Class A Units     Leo F. Wells, III                 114.68 units (IRA,        less than 1%
                                                    401(k) plan)


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the general partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1998.

Property Management and Leasing Fees.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $98,517 in cash compensation for the year ended December 31, 1998.

Real Estate Commissions.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1998, no real estate commissions were paid to the General Partners or their affiliates.

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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See(a)2.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999

                              Wells Real Estate Fund IV, L.P.
                              (Registrant)


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


Signature                                             Title
---------                                             -----
/s/ Leo F. Wells, III                             Individual General Partner,             March 26, 1999
---------------------------------------           President and Sole Director
Leo F. Wells, III                                 of Wells Capital, Inc., the General
                                                  Partner of Wells Partners, L.P.

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

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS





Financial Statements                                   Page
-----------------------------------------------------  ----

Independent Auditors' Reports                          F-2

Balance Sheets as of December 31, 1998 and 1997        F-3

Statements of Income for the Years Ended
   December 31, 1998, 1997 and 1996                    F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1998, 1997 and 1996                    F-5

Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997, 1996                       F-6

Notes to Financial Statements for
   December 31, 1998, 1997 and 1996                    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of Wells Real Estate Fund IV, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                              1998               1997
                                                                          -----------        ------------

INVESTMENT IN JOINT VENTURES                                               $ 9,846,448        $10,201,623
CASH AND CASH EQUIVALENTS                                                      102,960            163,903
DUE FROM AFFILIATES                                                            241,930            212,709
                                                                           -----------        -----------
       Total assets                                                        $10,191,338        $10,578,235
                                                                           ===========        ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                    $     4,244         $         0
 Partnership distributions payable                                            248,091             243,467
                                                                          -----------         -----------
       Total liabilities                                                      252,335             243,467
                                                                          -----------         -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                  9,939,003          10,334,768
   Class B                                                                          0                   0
                                                                          -----------         -----------
       Total partners' capital                                              9,939,003          10,334,768
                                                                          -----------         -----------
       Total liabilities and partners' capital                            $10,191,338         $10,578,235
                                                                          ===========         ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                    1998            1997            1996
                                                                ------------   -------------    -------------
REVENUES:
 Equity in income of joint ventures                               $647,870        $579,408        $546,841
 Interest income                                                     7,967          10,043           9,114
                                                                  --------        --------        --------
                                                                   655,837         589,451         555,955
                                                                  --------        --------        --------
EXPENSES:
 Partnership administration                                         56,101          38,232          42,470
 Legal and accounting                                               17,396          21,791          26,441
 Computer costs                                                      8,306           9,521           3,507
 Amortization of organization costs                                      0               0           1,042
                                                                  --------        --------        --------
                                                                    81,803          69,544          73,460
                                                                  --------        --------        --------
NET INCOME                                                        $574,034        $519,907        $482,495
                                                                  ========        ========        ========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS
                                                                  $574,034        $519,907        $482,495
                                                                  ========        ========        ========
NET INCOME PER CLASS A LIMITED PARTNER UNIT
                                                                  $   0.43        $   0.39        $   0.36
                                                                  ========        ========        ========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT
                                                                  $   0.73        $   0.72        $   0.68
                                                                  ========        ========        ========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                  Limited Partners
                                            -------------------------------------------------------
                                                    Class A                           Class B
                                            ----------------------------        -------------------            Total
                                              Units             Amount           Units        Amount          Capital
                                            ----------       -----------        -------       ------          -------
BALANCE, December 31, 1995                  1,322,909        $11,184,893        38,551            $0        $11,184,893

 Net income                                         0            482,495             0             0            482,495
 Partnership distributions                          0           (899,420)            0             0           (899,420)
                                            ---------        -----------        ------            --         ----------
BALANCE, December 31, 1996                  1,322,909         10,767,968        38,551             0         10,767,968
                                            ---------        -----------        ------            --         ----------
 Net income                                         0            519,907             0             0            519,907
 Partnership distributions                          0           (953,107)            0             0           (953,107)
                                            ---------        -----------        ------            --         ----------
BALANCE, December 31, 1997                  1,322,909         10,334,768        38,551             0         10,334,768

 Net income                                         0            574,034             0             0            574,034
 Partnership distributions                          0           (969,799)            0             0           (969,799)
                                            ---------        -----------        ------            --         ----------
BALANCE, December 31, 1998                  1,322,909        $ 9,939,003        38,551            $0        $ 9,939,003
                                            =========        ===========        ======            ==         ==========




        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                           1998                1997               1996
                                                                        -----------         ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $  574,034          $  519,907         $ 482,495
                                                                         ----------          ----------         ---------
 Adjustments to reconcile net income to net cash used in
  operating activities:
     Equity in income of joint ventures                                    (647,870)           (579,408)         (546,841)
     Amortization of organization costs                                           0                   0             1,042
     Changes in assets and liabilities:
       Accounts payable and accrued expenses                                  4,244              (4,500)            4,500
                                                                          ---------          ----------          --------
         Total adjustments                                                 (643,626)           (583,908)         (541,299)
                                                                          ---------          ----------          --------
         Net cash used in operating activities                              (69,592)            (64,001)          (58,804)
                                                                          ---------          ----------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                               (44,090)                  0                 0
 Distributions received from joint ventures                               1,017,914           1,012,334           958,071
                                                                          ---------          ----------          --------
         Net cash provided by investing activities                          973,824           1,012,334           958,071
                                                                          ---------          ----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings               (525,029)           (420,701)         (416,924)
 Distributions to partners from accumulated earnings                       (440,146)           (519,906)         (474,660)
                                                                          ---------          ----------          --------
         Net cash used in financing activities                             (965,175)           (940,607)         (891,584)
                                                                          ---------          ----------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (60,943)              7,726             7,683
CASH AND CASH EQUIVALENTS, beginning of year                                163,903             156,177           148,494
                                                                          ---------          ----------          --------
CASH AND CASH EQUIVALENTS, end of year                                   $  102,960          $  163,903         $ 156,177
                                                                         ==========          ==========         =========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

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

        . To the general partners until they have received 100% of their capital contributions, as defined

        . Thereafter, 80% to the limited partners and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

   Per Unit Data

   Net income per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

   Reclassifications

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997 as follows:

                                                                         1998            1997
                                                                        --------        -------
Fund III and IV Associates                                              $174,021        $165,663
Fund IV and V Associates                                                  67,909          47,046
                                                                        --------        --------
                                                                        $241,930        $212,709
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

   The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $98,517, $107,745, and $137,811 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

   Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                             1998                            1997
                                                   -----------------------        ------------------------
                                                     Amount       Percent            Amount       Percent
                                                   ----------    ---------        ------------    --------
Fund III and IV Associates                         $5,459,021           43%        $ 5,637,567           43%
Fund IV and V Associates                            4,387,427           38           4,564,056           38
                                                   ----------                     ------------
                                                   $9,846,448                      $10,201,623
                                                   ==========                     ============

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1998 and 1997:

                                                                       1998                1997
                                                                   -----------         -----------
Investment in joint ventures, beginning of year                    $10,201,623         $10,631,324
Equity in income of joint ventures                                     647,870             579,408
Contributions to joint ventures                                         44,090                   0
Distributions from joint ventures                                   (1,047,135)         (1,009,109)
                                                                   -----------         -----------
Investment in joint ventures, end of year                          $ 9,846,448         $10,201,623
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

   The following are the financial statements for Fund III and IV Associates:

                           Fund III and IV Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                               1998               1997
                                                                           -----------       ------------
Real estate assets, at cost:
 Land                                                                      $ 3,331,775        $ 3,331,775
 Building and improvements, less accumulated depreciation of
  $2,870,627 in 1998 and $2,328,264 in 1997                                  9,320,016          9,750,996
                                                                           -----------       ------------
       Total real estate assets                                             12,651,791         13,082,771
Cash and cash equivalents                                                      336,958            306,194
Accounts receivable                                                            173,633            207,223
Prepaid expenses and other assets                                               74,533             42,905
                                                                           -----------       ------------
       Total assets                                                        $13,236,915        $13,639,093
                                                                           ===========       ============

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                          $    38,139        $    36,172
 Partnership distributions payable                                             407,701            388,117
 Due to affiliates                                                               1,512              6,939
                                                                           -----------       ------------
       Total liabilities                                                       447,352            431,228
                                                                           -----------       ------------

Partners' capital:
 Wells Real Estate Fund III                                                  7,330,542          7,570,298
 Wells Real Estate Fund IV                                                   5,459,021          5,637,567
                                                                           -----------       ------------
       Total partners' capital                                              12,789,563         13,207,865
                                                                           -----------       ------------
       Total liabilities and partners' capital                             $13,236,915        $13,639,093
                                                                           ===========       ============


                           Fund III and IV Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                           1998         1997         1996
                        ----------    ---------   ----------
Revenues:
  Rental income         $1,749,842    $1,640,663   $1,609,853
  Interest income            9,368        12,308       13,024
                         ---------    ----------    ---------
                         1,759,210     1,652,971    1,622,877
                         ---------     ---------    ---------
Expenses:
  Depreciation             542,363       535,209      535,209
  Management and
   leasing fees            154,881       146,013      138,302
  Operating costs,
   net of reimbursements    62,863        36,973       60,043
  Property administration   27,546        21,735       23,054
  Legal and accounting      12,420        13,797       11,191
  Computer costs                 0             0        4,569
  Amortization of
   organization costs            0             0           61
                         ---------     ---------    ---------
                           800,073       753,727      772,429
                         ---------     ---------    ---------
Net income               $ 959,137     $ 899,244    $ 850,448
                         =========     =========    =========
Net income allocated to
 Wells Real
 Estate Fund III         $ 549,745     $ 515,416    $ 487,448
                         =========     =========    =========

Net income allocated to
 Wells Real
 Estate Fund IV          $  409,392    $ 383,828    $ 363,000
                          =========    =========    =========

                           Fund III And IV Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
              for the Years Ended December 31, 1998 1997 and 1996

                                                          Wells Real        Wells Real           Total
                                                            Estate            Estate            Partners'
                                                           Fund III          Fund IV            Capital
                                                         ------------      ------------       -------------
Balance, December 31, 1995                                 $8,234,366        $6,132,096         $14,366,462
 Net income                                                   487,448           363,000             850,448
 Partnership distributions                                   (821,876)         (612,048)         (1,433,924)
                                                            ---------         ---------          ----------
Balance, December 31, 1996                                  7,899,938         5,883,048          13,782,986
 Net income                                                   515,416           383,828             899,244
 Partnership distributions                                   (845,056)         (629,309)         (1,474,365)
                                                            ---------         ---------          ----------
Balance, December 31, 1997                                  7,570,298         5,637,567          13,207,865
 Net income                                                   549,745           409,392             959,137
 Partnership contributions                                     59,205            44,090             103,295
 Partnership distributions                                   (848,706)         (632,028)         (1,480,734)
                                                            ---------         ---------          ----------
Balance, December 31, 1998                                 $7,330,542        $5,459,021         $12,789,563
                                                            =========        ==========         ===========

                           Fund III and IV Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                         1998                1997                1996
                                                                      ----------         -----------          ----------
Cash flows from operating activities:
 Net income                                                           $   959,137         $   899,244         $   850,448
                                                                      -----------         ------------        -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         542,363             535,209             535,209
     Changes in assets and liabilities:
       Accounts receivable                                                 33,590              40,344              46,711
       Prepaid expenses and other assets                                  (31,628)             (6,674)             18,111
       Accounts payable                                                     1,967              (3,550)              6,501
       Due to affiliates                                                   (5,427)                921              (1,133)
                                                                      -----------         ------------        -----------
         Total adjustments                                                540,865             566,250             605,399
                                                                      -----------         ------------        -----------
         Net cash provided by operating activities                      1,500,002           1,465,494           1,455,847
                                                                      -----------         ------------        -----------

Cash flows from investing activities:
 Investment in real estate                                               (111,383)                  0              (1,976)
                                                                      -----------         ------------        -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                103,295                   0                   0
 Distributions to joint venture partners                               (1,461,150)         (1,457,201)         (1,406,873)
                                                                      -----------         ------------        -----------
       Net cash used in financing activities                           (1,357,855)         (1,457,201)         (1,406,873)
                                                                      -----------         ------------        -----------
Net increase in cash and cash equivalents                                  30,764               8,293              46,998
Cash and cash equivalents, beginning of year                              306,194             297,901             250,903
                                                                      -----------         ------------        -----------
Cash and cash equivalents, end of year                                $   336,958         $   306,194         $   297,901
                                                                      ===========         ===========        ============


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

   Following are the financial statements of Fund IV and V Associates:

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                              1998               1997
                                                                         ------------       ------------
Real estate assets, at cost:
 Land                                                                     $ 2,011,534        $ 2,011,534
 Building and improvements, less accumulated depreciation of
  $2,184,062 in 1998 and $1,687,871 in 1997                                 9,236,550          9,732,690

 Construction in progress                                                           0                484
                                                                         ------------       ------------

       Total real estate assets                                            11,248,084         11,744,708
Cash and cash equivalents                                                     265,196            214,922
Accounts receivable                                                           364,021            306,264
Prepaid expenses and other assets                                             113,101            126,963
                                                                         ------------       ------------
       Total assets                                                       $11,990,402        $12,392,857
                                                                         ============       ============

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $    54,732        $    44,374
 Partnership distributions payable                                            222,267            191,134
 Due to affiliates                                                             36,809             30,408
                                                                         ------------       ------------
       Total liabilities                                                      313,808            265,916
                                                                         ------------       ------------

Partners' capital:
 Wells Real Estate Fund IV                                                  4,387,427          4,564,056
 Wells Real Estate Fund V                                                   7,289,167          7,562,885
                                                                         ------------       ------------
       Total partners' capital                                             11,676,594         12,126,941
                                                                         ------------       ------------
       Total liabilities and partners' capital                            $11,990,402        $12,392,857
                                                                         ============       ============


                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                   1998         1997         1996
                                 ---------    ---------    ---------
Revenues:
 Rental income                  $1,942,336   $1,851,550   $1,883,356
 Interest income                    12,908        9,193       12,884
 Other income                          360          355           98
                                ----------   ----------   ----------
                                 1,955,604    1,861,098    1,896,338

Expenses:
 Operating costs, net of
   reimbursements                  511,595      559,646      650,174
 Depreciation                      496,191      485,039      476,775
 Management and leasing fees       253,238      240,214      237,894
 Property administration            43,329       45,083       39,894
 Legal and accounting               17,363       14,243        9,391
                                ----------   ----------   ----------
                                 1,321,716    1,344,225    1,414,128
                                ----------   ----------   ----------
Net income                      $  633,888   $  516,873   $  482,210
                                ==========   ==========   ==========
Net income allocated to
 Wells Real Estate Fund IV      $  238,478   $  195,580   $  183,841
                                ==========   ==========   ==========
Net income allocated to
 Wells Real Estate Fund V       $  395,410   $  321,293   $  298,369
                                ==========   ==========   ==========


                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                           Wells Real        Wells Real           Total
                                                             Estate            Estate           Partners'
                                                            Fund IV            Fund V            Capital
                                                          -----------       -----------        ------------
Balance, December 31, 1995                                 $4,915,111        $7,976,836         $12,891,947
 Net income                                                   183,841           298,369             482,210
 Partnership contributions                                          0               225                 225
 Partnership distributions                                   (350,676)         (569,136)           (919,812)
                                                            ---------         ---------          ----------
Balance, December 31, 1996                                  4,748,276         7,706,294          12,454,570
 Net income                                                   195,580           321,293             516,873
 Partnership contributions                                          0           159,974             159,974
 Partnership distributions                                   (379,800)         (624,676)         (1,004,476)
                                                            ---------         ---------          ----------
Balance, December 31, 1997                                  4,564,056         7,562,885          12,126,941
 Net income                                                   238,478           395,410             633,888
 Partnership contributions                                          0            19,270              19,270
 Partnership distributions                                   (415,107)         (688,398)         (1,103,505)
                                                           ----------        ----------         -----------
Balance, December 31, 1998                                 $4,387,427        $7,289,167         $11,676,594
                                                           ==========        ==========         ===========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                            1998                1997               1996
                                                                        -----------         -----------          ---------
Cash flows from operating activities:
 Net income                                                             $   633,888         $   516,873         $ 482,210
                                                                        -----------         -----------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                           496,191             485,039           476,775
     Changes in assets and liabilities:
       Accounts receivable                                                  (57,757)             (8,789)          (61,965)
       Prepaid expenses and other assets                                     13,862                 613            38,029
       Accounts payable                                                      10,791               4,362             7,796
       Due to affiliates                                                      6,401                 (92)            4,671
                                                                        -----------         -----------         ---------
         Total adjustments                                                  469,488             481,133           465,306
                                                                        -----------         -----------         ---------
         Net cash provided by operating activities                        1,103,376             998,006           947,516
                                                                        -----------         -----------         ---------
Cash flows from investing activities:
 Investment in real estate                                                        0            (167,891)          (21,601)
                                                                        -----------         -----------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                   19,270             159,974               225
 Distributions to joint venture partners                                 (1,072,372)         (1,004,995)         (921,658)
                                                                        -----------         -----------         ---------
       Net cash used in financing activities                             (1,053,102)           (845,021)         (921,433)
Net increase (decrease) in cash and cash equivalents                         50,274             (14,906)            4,482
Cash and cash equivalents, beginning of year                                214,922             229,828           225,346
                                                                        -----------         -----------         ---------
Cash and cash equivalents, end of year                                  $   265,196         $   214,922         $ 229,828
                                                                        ===========         ===========         =========

 4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                    1998             1997             1996
                                                                  --------        ---------         --------
Financial statement net income                                    $574,034         $519,907         $482,495
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                   163,319          157,038          155,723

   Expenses deductible when paid for income tax purposes,
    accrued for financial reporting purposes                         2,570             (884)             445

   Rental income accrued for financial reporting purposes
    (in excess of) less than amounts for income tax
    purposes                                                       (12,470)           11,469           (9,225)
 Other                                                                   0           (2,569)               0
                                                                  --------        ---------         --------
Income tax basis net income                                       $727,453         $684,961         $629,438
                                                                  ========        =========         ========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                            1998                1997                1996
                                                         -----------        ------------        ------------
Financial statement partners' capital                    $ 9,939,003         $10,334,768         $10,767,968
Increase (decrease) in partners' capital
 resulting from:
   Depreciation expense for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                 513,768             350,449             193,411
   Capitalization of organization costs for
    income tax purposes, which are accounted for
    as cost of capital for financial reporting
    purposes                                               1,735,988           1,735,988           1,735,988
   Accumulated rental income accrued for
    financial reporting purposes in excess of
    amounts for income tax purposes                         (190,406)           (177,936)           (189,405)
   Accumulated expenses deductible when paid for
    income tax purposes, accrued for financial
    reporting purposes                                        18,683              16,113              16,997
   Partnership's distributions payable                       248,091             243,467             230,967
   Other                                                      (2,569)             (2,569)                  0
                                                         -----------        ------------        ------------
Income tax basis partners' capital                       $12,262,558         $12,500,280         $12,755,926
                                                         ===========        ============        ============

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $1,344,050
 2000                                                                        1,075,558
 2001                                                                          985,300
 2002                                                                          882,440
 2003                                                                          446,791
Thereafter                                                                   2,269,797
                                                                            ----------
                                                                            $7,003,936
                                                                            ==========

   Three significant tenants contributed 20%, 19%, and 18% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1998. In addition, two significant tenants will contribute 45% and 26% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $ 1,784,575
 2000                                                                         1,318,671
 2001                                                                         1,157,062
 2002                                                                           937,583
 2003                                                                           634,323
Thereafter                                                                    5,303,155
                                                                            -----------
                                                                            $11,135,369
                                                                            ===========

   Two significant tenants contributed approximately 30% and 28% of rental income for the year ended December 31, 1998. In addition, one significant tenant will contribute approximately 66% of future minimum rental income.

   The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1998 is as follows:

Year ending December 31:
 1999                                                                       $1,527,390
 2000                                                                        1,344,740
 2001                                                                        1,288,923
 2002                                                                        1,264,830
 2003                                                                          461,742
Thereafter                                                                      16,813
                                                                            ----------
                                                                            $5,904,438
                                                                            ==========

   Three significant tenants contributed approximately 54%, 17%, and 13% of rental income for the year ended December 31, 1998. In addition, one significant tenant will contribute approximately 82% of future minimum rental income.

 6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:



                                                                           1998 Quarters Ended
                                                              ---------------------------------------------
                                                              March 31  June 30   September 30  December 31
                                                              --------  -------   ------------  -----------
Revenues                                                      $146,971  $208,024      $138,164     $162,678
Net income                                                     131,848   187,279       121,019      133,888
Net income allocated to Class A limited partners               131,848   187,279       121,019      133,888
Net income per Class A limited partner unit                   $   0.10  $   0.14      $   0.09     $   0.10
Cash distribution per Class A limited partner unit                0.17      0.19          0.19         0.18



                                                                           1997 Quarters Ended
                                                              ---------------------------------------------
                                                              March 31  June 30   September 30  December 31
                                                              --------  -------   ------------  -----------
Revenues                                                      $140,722  $181,678      $139,458     $127,593
Net income                                                     116,940   163,948       126,944      112,075
Net income allocated to Class A limited partners               116,940   163,948       126,944      112,075
Net income per Class A limited partner unit                   $   0.09  $   0.12      $   0.10     $   0.08
Cash distribution per Class A limited partner unit                0.17      0.18          0.18         0.19

7. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                                                          Initial Cost
                                                                    -------------------------            Costs of
                                                                                 Buildings and         Capitalized
             Description                             Encumbrances      Land      Improvements         Improvements
------------------------------------------           ------------   -----------  ------------      -------------------
STOCKBRIDGE VILLAGE (A)                                  None        $2,551,645     $        0            $ 7,860,501
G.E. LIGHTING NATIONAL CUSTOMER CENTER (B)               None           529,546      4,158,223                422,504
MEDICAL CENTER PROJECT (C)                               None           479,386              0              3,949,942
JACKSONVILLE IBM BUILDING (D)                            None         1,384,751              0              7,618,067
                                                                     ----------     ----------            -----------
       Total                                                         $4,945,328     $4,158,233            $19,851,014
                                                                     ==========     ==========            ===========

                                                              Gross Amount at Which Carried at December 31, 1998
                                                    -----------------------------------------------------------------------
                                                                    Buildings and    Construction
             Description                                Land         Improvements     in Progress             Total
------------------------------------------          ------------     -------------    ------------      -------------------
STOCKBRIDGE VILLAGE (A)                             $2,758,193         $ 7,653,953            $0           $10,412,146
G.E. LIGHTING NATIONAL CUSTOMER CENTER (B)             573,582           4,536,691             0             5,110,273
MEDICAL CENTER PROJECT (C)                             512,344           3,916,984             0             4,429,328
JACKSONVILLE IBM BUILDING (D)                        1,499,190           7,503,628             0             9,002,818
                                                   -----------         -----------    ------------         -----------
       Total                                        $5,343,309         $23,611,256            $0           $28,954,565
                                                   ===========         ===========    ============         ===========


                                                                                                          Life on Which
                                                     Accumulated       Date of          Date               Depreciation
             Description                            Depreciation    Construction      Acquired             is Computed(e)
------------------------------------------           ------------   -------------    ------------      -------------------
STOCKBRIDGE VILLAGE (A)                               $1,872,337              1991     04/04/91              20 to 25 years
G.E. LIGHTING NATIONAL CUSTOMER CENTER (B)               998,291              1991     07/01/92              20 to 25 years
MEDICAL CENTER PROJECT (C)                               658,566              1992     09/14/92              20 to 25 years
JACKSONVILLE IBM BUILDING (D)                          1,451,908              1992     06/08/92              20 to 25 years
                                                      ----------
       Total                                          $4,981,102

                         (a) Stockbridge Village is a 13.62-acre retail shopping
                             center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1998.

                         (b) The G.E. Lighting National Customer Center is a
                             43,000-square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates. The Partnership owned a 43% interest in Fund III and IV Associates at December 31, 1998.

                         (c) The Medical Center Project consists of a 17,847-
                             square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1998.

                         (d) The Jacksonville IBM Building is a four-story,
                             88,600-square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates. The Partnership owned a 38% interest in Fund IV and V Associates at December 31, 1998.

                         (e) Depreciation lives used for buildings were 40 years
                             through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998



                                                                    Accumulated
                                                          Cost      Depreciation
                                                       -----------  ------------
BALANCE AT DECEMBER 31, 1996                           $28,675,722    $2,995,886
 1997 additions                                            167,891     1,020,249
                                                       -----------  ------------
BALANCE AT DECEMBER 31, 1997                            28,843,613     4,016,135
 1998 additions                                            110,952       964,967
                                                       -----------  ------------
BALANCE AT DECEMBER 31, 1998                           $28,954,565    $4,981,102
                                                       ===========  ============

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

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------

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

[CAPTION]

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------

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

[CAPTION]

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------

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

[CAPTION]

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------


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

[CAPTION]

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------

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

[CAPTION]

Exhibit                                                            Sequential
Number                 Description of Document                     Page Number
---------  -----------------------------------------------   -------------------

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

*10(cc)    Amended and Restated Custodial Agency             N/A
           Agreement N/A between Wells Real Estate
           Fund IV, L.P. and NationsBank of Georgia,
           N.A. dated April 1, 1994 (Exhibit to Form
           10-K of Wells Real Estate Fund IV, L.P.
           for the fiscal year ended December 31,
           1994, File No. 0-20103)