Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND IV L P
filed 1999-05-12
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 1999                    or
                               ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from_____________________to___________________________

Commission file number                          0-20103
                      ----------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                     58-1915128
   ----------------------------              ----------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                   30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                                     Page No.
                                                                                     --------
          PART 1.     FINANCIAL INFORMATION

          Item 1.  Financial Statements
                   Balance Sheets - March 31, 1999
                   and December 31, 1998............................................... 3

                   Statements of Income for the Three Months
                   Ended March 31, 1999 and 1998....................................... 4

                   Statement of Partners' Capital for the Year Ended
                   December 31, 1998 and the Three Months Ended
                   March 31, 1999...................................................... 5

                   Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and 1998................................ 6

                   Condensed Notes to Financial Statements............................. 7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.......................................................... 8

          PART II.   OTHER INFORMATION.................................................15

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                                Balance Sheets

                 Assets                                                  March 31, 1999               December 31, 1998
                 ------                                                  --------------               -----------------

     Investment in joint ventures (Note 2)                                $ 9,767,512                    $ 9,846,448
     Cash and cash equivalents                                                108,077                        102,960
     Due from affiliates                                                      263,395                        241,930
                                                                          -----------                    -----------
          Total assets                                                    $10,138,984                    $10,191,338
                                                                          ===========                    ===========

   Liabilities and Partners' Capital
   ---------------------------------

     Liabilities:
        Accounts payable and accrued
            expenses                                                     $    50,680                     $     4,244
        Partnership distributions payable                                    261,965                         248,091
                                                                         -----------                     -----------

          Total liabilities                                                  312,645                         252,335
                                                                         -----------                     -----------

      Partners' capital:
       Limited  partners
         Class A - 1,322,909 units outstanding                             9,826,339                       9,939,003
         Class B - 38,551 units outstanding                                        0                               0
                                                                         -----------                     -----------

          Total partners' capital                                          9,826,339                       9,939,003
                                                                         -----------                     -----------

          Total liabilities and                                          $10,138,984                     $10,191,338
           partners' capital                                             ===========                     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME



                                                          Three Months Ended
                                                          ------------------
                                                March 31, 1999           March 31, 1998
                                                --------------           --------------
Revenues:
     Interest income                             $     1,627              $     2,449
     Equity in income of joint ventures
          (Note 2)                                   175,731                  144,522
                                                 -----------              -----------
                                                     177,358                  146,971
                                                 -----------              -----------

Expenses:
     Legal and accounting                              9,240                    4,771
     Computer costs                                    2,820                    1,986
     Partnership administration                       16,250                    8,366
                                                 -----------              -----------
                                                      28,310                   15,123
                                                 -----------              -----------
     Net income                                  $   149,048              $   131,848
                                                 ===========              ===========

Net income allocated to Class A Limited
     Partners                                    $   149,048              $   131,849

Net loss allocated to Class B Limited
     Partners                                    $         0              $         0

Net income per Class A Limited Partner
     Unit                                        $      0.11              $      0.10

Net loss per Class B Limited Partner
     Unit                                        $         0              $         0

Cash distribution per Class A Limited
     Partner Unit                                $      0.20              $      0.17

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND THREE MONTHS ENDED MARCH 31, 1999




                                                                      Limited  Partners
                                                           --------------------------------------------
                                                        Class A                  Class B                           Total
                                                        -------                  -------                          Partners'
                                                 Units        Amount             Units            Amount          Capital
                                                 -----        ------             -----            ------          -------
BALANCE, December 31, 1997                     1,322,909    $10,334,768           38,551            $0          $10,334,768

 Net income                                            0        574,034                0             0              574,034
 Partnership distributions                             0       (969,799)               0             0             (969,799)
                                               ---------    -----------           ------            --          -----------
BALANCE, December 31, 1998                     1,322,909      9,939,003           38,551             0            9,939,003

  Net income                                           0        149,048                0             0              149,048
  Partnership distributions                            0       (261,712)               0             0             (261,712)
                                               ---------    -----------           ------            --          -----------
BALANCE, March 31, 1999                        1,322,909    $ 9,826,339           38,551            $0          $ 9,826,339
                                               =========    ===========           ======            ==          ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS



                                                                               Three Months Ended
                                                                               ------------------
                                                                       March 31, 1999      March 31, 1998
                                                                       --------------      --------------

Cash flow from operating activities:
  Net income                                                              $ 149,048         $ 131,849
                                                                          ---------         ---------
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of joint ventures                                (175,731)         (144,523)
         Changes in assets and liabilities:
             Accounts payable                                                46,436               (89)
                                                                          ---------         ---------
                  Total Adjustments                                        (129,295)         (144,612)
                                                                          ---------         ---------
                    Net cash provided by (used in)
                         operating activities                                19,753           (12,763)
                                                                          ---------         ---------
Cash flow from investing activities:
           Investment in joint ventures                                     (33,727)                0
           Distributions received from joint ventures                       266,930           237,708
                                                                          ---------         ---------
                  Net cash provided by investing activities                 233,203           237,708
                                                                          ---------         ---------
Cash flow from in financing activities:
            Partnership distributions paid                                 (247,839)         (243,193)
                                                                          ---------         ---------

               Net increase (decrease) in cash and cash
                     equivalents                                              5,117           (18,248)

Cash and cash equivalents, beginning of year                                102,960           163,903
                                                                          ---------         ---------

Cash and cash equivalents, end of period                                  $ 108,077         $ 145,655
                                                                          =========         =========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                March 31, 1999

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

  As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Project"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

  (b)  Basis of Presentation
       ---------------------
  The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

  (2)  Investment in Joint Ventures
       ----------------------------

  The Partnership owns interests in four properties as of March 31, 1999, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1998.


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

  Results of Operations and Changes in Financial Conditions
  ---------------------------------------------------------

  (a) General
  -----------

  Gross revenues of the Partnership were $177,358 for the three months ended March 31, 1999, and $146,971 for the three months ended March 31, 1998, with an occupancy rate of 97% for 1999 and 95% for 1998. This increase in gross revenues was due primarily to a increased renewal rental rate. Expenses increased from $15,123 for the three months ended March 31, 1998 to $28,310 for the three months ended March 31, 1999, due to increased legal and accounting expenses, as well as, an increase in partnership administrative expense. The increase in revenues for 1999, more than compensated for the increase in expenses and as a result, net income increased for the three months ended March 31, 1999, as compared to the same period ended March 31, 1998.

  Cash and cash equivalents decreased at the end of the period due to an additional investment in joint ventures for the period ending March 31, 1998. The Partnership distributes cash available less reserves, and as a result, the level of cash remains relatively stable.

  The Partnership made cash distributions to the Limited Partners holding Class A Units of $.20 per Unit for the three months ended March 31, 1999, as compared to distributions of $.17 per Class A Unit for the three months ended March 31, 1998. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the first quarter of 1999 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

  The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

  Year 2000
  ---------

  The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

  As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnerships' affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

  The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

  The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminary determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

  The Partnership's reliance on embedded computer systems (i.e.
  microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

  The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

  Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

  Property Operations
  -------------------

  As of March 31, 1999, the Partnership owned interests in the following properties through joint ventures:

  IBM Jacksonville /Fund IV - Fund V Joint Venture
  ------------------------------------------------


                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1999             March 31, 1998
                                                                --------------             --------------
Revenues:
Rental Income                                                       $364,385                  $365,992
                                                                    --------                  --------

Expenses:
  Depreciation                                                        79,524                    79,524
  Management & leasing expenses                                       49,785                    46,676
  Other operating expenses                                           114,977                   105,360
                                                                    --------                  --------
                                                                     244,286                   231,560
                                                                    --------                  --------

Net income                                                          $120,099                  $134,432
                                                                    ========                  ========

Occupied %                                                              93.5%                      100%
Partnership Ownership % in the
    Fund IV - Fund V Joint Venture                                      37.6%                     37.6%

Cash Distribution to Partnership                                    $ 82,224                  $ 75,214

Net Income Allocated to the
  Partnership                                                       $ 45,127                  $ 50,594

     Rental income for the IBM Jacksonville Property remained relatively stable in 1999, as compared to 1998 figures. Operating expenses increased in 1999 due to increased management and leasing expenses as well as an increase in the office building/grounds expense category. Cash distributions increased for 1999 over 1998. The Partnership and Wells Fund V contributed cash fundings to the Joint Venture for tenant improvements in proportion to their ownership interests and therefore, this did not affect the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                               March 31, 1999           March 31, 1998
                                                               --------------           --------------
Revenues:
Rental Income                                                     $144,578                 $117,327
Interest Income                                                        575                    1,947
                                                                  --------                 --------
                                                                   145,153                  119,274
                                                                  --------                 --------

Expenses:
  Depreciation                                                      44,524                   44,524
  Management & leasing expenses                                     17,773                   14,796
  Other operating expenses                                          45,404                   47,676
                                                                  --------                 --------
                                                                   107,701                  106,996
                                                                  --------                 --------

Net income                                                        $ 37,452                 $ 12,278
                                                                  ========                 ========

Occupied %                                                              92%                      81%
Partnership Ownership %
    Fund IV - Fund V Joint Venture                                    37.6%                    37.6%

Cash Distribution to Partnership                                  $ 27,490                 $ 24,142

Net income allocated to the Partnership                           $ 14,073                 $  4,621


     Rental income increased in 1999, over 1998, due primarily to an increase in the occupancy level of the property. Operating expenses remained relatively stable in 1999, as compared to 1998. Cash distributions increased slightly over the 1998 figures. The Partnership and Wells Fund V contributed cash fundings to the Joint Venture for construction in proportion to their ownership interests, and therefore, this did not affect the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------



                                                                           Three Months Ended
                                                                           ------------------
                                                                  March 31, 1999          March 31, 1998
                                                                  --------------          --------------
Revenues:
Rental Income                                                       $325,170                 $285,364
Interest Income                                                        3,500                    1,965
                                                                    --------                 --------
                                                                     328,670                  287,329
                                                                    --------                 --------

Expenses:
  Depreciation                                                        88,184                   84,747
  Management & leasing expenses                                       33,184                   28,463
  Other operating expenses                                            17,338                   21,708
                                                                    --------                 --------
                                                                     138,706                  134,918
                                                                    --------                 --------

Net income                                                          $189,964                 $152,411
                                                                    ========                 ========

Occupied %                                                               100%                      93%

Partnership Ownership %                                                 42.8%                    42.7%

Cash Distribution to Partnership                                    $119,544                 $ 91,957

Net Income allocated to the
  Partnership                                                       $ 83,581                 $ 64,835


     Rental income, management and leasing expenses, net income and cash distributions increased in 1999, as compared to 1998, due primarily to increased occupancy and lease renewals.

     The Partnership's ownership interest in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which decreased Wells Fund III's ownership in the Fund III - Fund IV Joint Venture.

   The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
   -------------------------------------------------------------


                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1999          March 31, 1998
                                                                --------------          --------------
Revenues:
Rental Income                                                       $131,856                $131,856
                                                                    --------                --------

Expenses:
  Depreciation                                                        49,059                  49,053
  Management & leasing expenses                                       10,095                  10,014
  Other operating expenses                                             1,245                  15,455
                                                                    --------                --------
                                                                      60,399                  74,522
                                                                    --------                --------

Net income                                                          $ 71,457                $ 57,334
                                                                    ========                ========

Occupied %                                                               100%                    100%

Partnership Ownership %                                                 42.8%                   42.7%

Cash Distribution to Partnership                                    $ 54,284                $ 47,101

Net Income allocated to the Partnership                             $ 32,950                $ 24,472



    Rental income has remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased in the first quarter of 1999, as compared to the same period for 1998, due primarily to a decrease in expenses resulting from an extraordinary roof repair in 1998.

    The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund III - Fund IV Joint Venture and decreased Wells Fund III's ownership.

                         PART  II - OTHER INFORMATION

   Item 6(b). No reports on Form 8-K were filed during the first quarter of 1999.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934,  the
   Registrant duly caused this   report to be signed on its behalf by the
   undersigned thereunto duly authorized.


                          WELLS REAL ESTATE FUND IV, L.P.
                          (Registrant)


   Dated: May 11, 1999         By:  /s/Leo F. Wells, III
                                    --------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and Chief
                               Financial Officer of Wells Capital,
                               Inc., the General Partner of Wells Partners, L.P.