Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND IV L P
filed 1999-08-16
CIK 869712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1999 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               --------------------    ------------------------
Commission file number 0-20103
                       --------------------------------------------------------

                         Wells Real Estate Fund IV, L.P.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Georgia                                      58-1915128
-----------------                            ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                     30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                  -----------------------------

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                    Yes  X    No
                                        ---      ---

                                    Form 10-Q
                                    ---------
                         Wells Real Estate Fund IV, L.P.
                         -------------------------------
                                      INDEX
                                      -----
                                                                     Page No.
                                                                     --------

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Balance Sheets - June 30, 1999
              and December 31, 1998 ......................................  3

              Statements of Income for the Three Months and Six Months
              Ended June 30, 1999 and 1998 ...............................  4

              Statement of Partners' Capital for the Year Ended
              December 31, 1998 and the Six Months Ended
              June 30, 1999...............................................  5

              Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998 ........................  6

              Condensed Notes to Financial Statements.....................  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations..................................................  8

PART II.      OTHER INFORMATION .......................................... 14

                         WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

             Assets                          June 30, 1999     December 31, 1998
             ------                          -------------     -----------------

Investment in joint ventures (Note 2)         $  9,674,345          $  9,846,448
Cash and cash equivalents                           46,105               102,960
Due from affiliates                                295,560               241,930
                                              ------------          ------------
     Total assets                             $ 10,016,010          $ 10,191,338
                                              ============          ============

        Liabilities and Partners' Capital
        ---------------------------------
Liabilities:
  Accounts payable and accrued expenses       $          0          $      4,244
  Partnership distributions payable                269,400               248,091
                                              ------------          ------------
     Total liabilities                        $    269,400               252,335
                                              ------------          ------------
Partners' capital:
  Limited partners
   Class A - 1,322,909 Units outstanding         9,746,610             9,939,003
   Class B - 38,551 Units outstanding                    0                     0
                                              ------------          ------------
     Total partners' capital                     9,746,610             9,939,003
                                              ------------          ------------
     Total liabilities and partners' capital  $ 10,016,010          $ 10,191,338
                                              ============          ============

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                               Three Months Ended                     Six Months Ended
                                        --------------------------------         -------------------------------
                                        June 30, 1999      June 30, 1998         June 30, 1999     June 30, 1998
                                        --------------     -------------         -------------     -------------

Revenues:

     Interest Income                      $       0           $   1,414            $     698          $   3,863
     Equity in income of joint
       ventures (Note 2)                    204,977             206,610              380,708            351,132
                                          ---------           ---------            ---------          ---------
                                            204,977             208,024              381,406            354,995

Expenses:
     Legal and accounting                     3,492               8,146               12,732             12,917
     Computer costs                           2,632               1,838                5,452              3,824
     Partnership administration              12,859              10,761               28,180             19,127
                                          ---------           ---------            ---------          ---------
                                             18,983              20,745               46,364             35,868
                                          ---------           ---------            ---------          ---------
     Net income                           $ 185,994           $ 187,279            $ 335,042          $ 319,127
                                          =========           =========            =========          =========

Net income allocated to
     Class A Limited Partners             $ 185,994           $ 187,279            $ 335,042          $ 319,127

Net loss allocated to Class
     B Limited Partners                   $       0           $       0            $       0          $       0

Net income per Class A
     Limited Partner Unit                 $    0.14           $    0.14            $    0.25          $    0.24

Net loss per Class B Limited
     Partner Unit                         $       0           $       0            $       0          $       0

Cash distribution per Class A
     Limited Partner Unit                 $    0.19           $    0.19            $    0.40          $    0.36

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                       AND SIX MONTHS ENDED JUNE 30, 1999



                                                   Limited Partners
                                      -------------------------------------------
                                              Class A                Class B            Total
                                              -------                -------          Partners'
                                        Units        Amount      Units     Amount      Capital
                                      ---------   -----------   -------   --------   -------------
BALANCE, December 31, 1997            1,322,909   $ 10,334,768    38,551    $ 0      $ 10,334,768

Net income                                    0        574,034         0      0           574,034
Partnership distribution                      0       (969,799)        0      0          (969,799)
                                      ---------   ------------    ------    ---      ------------
BALANCE, December 31, 1998            1,322,909   $  9,939,003    38,551      0         9,939,003

Net income                                    0        335,042         0      0           335,042
Partnership distributions                     0       (527,435)        0      0          (527,435)
                                      ---------    -----------    ------    ---      ------------
BALANCE, June 30, 1999                1,322,909   $  9,746,610    38,551    $ 0      $  9,746,610
                                      =========   ============    ======    ===      ============


            See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                       ----------------
                                              June 30, 1999          June 30, 1998
                                              -------------          -------------

Cash flows from operating activities:
     Net income                                 $ 335,042             $ 319,127
     Adjustments to reconcile net income
       to net cash used in operating
       activities:
        Equity in income of joint ventures       (380,708)             (351,132)
        Changes in assets and liabilities:
         Accounts payable                          (4,244)                  (88)
         Due to affiliates                              0                     0
                                                ---------             ----------
          Total adjustments                      (384,952)             (351,220)
                                                ---------             ----------
           Net cash used in operating
             activities                           (49,910)              (32,093)
                                                ---------             ----------
Cash flows from investing activities:
     Investment in joint ventures                 (51,290)              (33,419)
     Distributions received from
      joint ventures                              550,471               476,122
                                                ---------             ----------
           Net cash provided by
             investing activities                 499,181               442,703

Cash flows from financing activities:
     Partnership distributions paid              (506,126)             (465,369)
                                                ---------             ----------

Net decrease in cash and cash equivalents         (56,855)              (54,759)

Cash and cash equivalents, beginning of year      102,960               163,903
                                                ---------             ---------

Cash and cash equivalents, end of period        $  46,105             $ 109,144
                                                =========             =========

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statements
                                  June 30, 1999

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

As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Medical Center Building"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Building"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

(2)  Investment in Joint Ventures
     ----------------------------

The Partnership owns interests in four properties as of June 30, 1999, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1998.


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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a)  General
------------

As of June 30, 1999, the properties owned by the Partnership were 91.19% occupied. Gross revenues of the Partnership were $204,977 for the three months ended June 30, 1999, and $381,406 for the six months ended June 30, 1999, as compared to $208,024 for the three months ended June 30, 1998 and $354,995 for the six months ended June 30, 1998. This increase in gross revenues was due primarily to increased rental renewal rates and increased occupancy at the Stockbridge Property. As a result, net income increased for the six months ended June 30, 1999, as compared to the same period ended June 30, 1998.

Expenses of the Partnership increased from $35,868 for the six months ended June 30, 1998 to $46,364 for the six months ended June 30, 1999. The increased in expenses was due to a substantial increase in administrative salary and costs.

The Partnership's net cash used in operating activities increased slightly for 1999, as compared to 1998, due to an increase in operating costs in 1999. Distributions received from joint ventures increased while distributions paid to limited partners increased. In addition, a $51,290 investment in the joint ventures was made. As a result cash and cash equivalents decreased to $46,105 for June 30, 1999, as compared to $109,144 for June 30, 1998.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.19 per Unit for the three months ended June 30, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the second quarter of 1999 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999 all testing of systems has been completed.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville/Fund IV - Fund V Joint Venture
-----------------------------------------------

                                            Three Months Ended                  Six Months Ended
                                            ------------------                  ----------------
                                     June 30, 1999   June 30, 1998       June 30, 1999   June 30, 1998
                                     -------------   -------------       -------------   -------------
     Revenues:
     Rental Income                       $ 376,096       $ 365,896          $ 740,482       $ 731,888
                                         ---------       ---------          ---------       ---------

     Expenses:
      Depreciation                          79,524          79,524            159,048         159,048
      Management & leasing expenses         55,114          51,801            104,899          98,477
      Other operating expenses              54,045          (7,083)           169,022          98,277
                                         ---------       ---------          ---------       ---------
                                           188,683         124,242            432,969         355,802
                                         ---------       ---------          ---------       ---------

     Net income                          $ 187,413       $ 241,654          $ 307,513       $ 376,086
                                         =========       =========          =========       =========

     Occupied %                                 94%            100%                94%            100%

     Partnership Ownership % in the           37.6%           37.6%              37.6%           37.6%
      Fund IV - Fund V Joint Venture

     Cash Distribution to Partnership    $ 103,033       $  94,905          $ 185,257       $ 170,119

     Net Income Allocated to the
      Partnership                        $  70,420       $  90,948          $ 115,547       $ 141,542

        Rental income for the IBM Jacksonville Property increased slightly in 1999, as compared to 1998 figures. Operating expenses increased in 1999, due to substantial increase in the areas of repairs and maintenance, and the reduction of CAM reimbursements for the period. The foregoing was as a result of both IBM and Siemens reducing their leased space in the building. Customized Transportation Inc. extended their lease for an additional two years through February 28, 2001. Cash distributions remained relatively stable for 1999 as compared to 1998. The Partnership contributed cash fundings to the Joint Venture for tenant improvement in proportion to its' ownership interests, and therefore, the Partnership's ownership interest in the Fund IV - Fund V Joint Venture remained the same.

        Net income allocated to the Partnership decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to increased repairs and maintenance costs. Cash distributions allocated to the Partnership increased due to the distribution of amounts previously held in reserve. These amounts were withheld to cover necessary tenant improvements which did not materialize.


The Medical Center Property/Fund IV - Fund V Joint Venture
----------------------------------------------------------


                                            Three Months Ended                  Six Months Ended
                                            ------------------                  ----------------
                                     June 30, 1999     June 30, 1998     June 30,1999   June 30, 1998
                                     -------------     -------------     ------------   -------------
     Revenues:
     Rental Income                       $ 121,106         $ 118,712        $ 265,684       $ 236,039
     Interest Income                         2,404             2,572            2,979           4,519
                                         ---------         ---------        ---------       ---------
                                           123,510           121,284          268,663         240,558
                                         ---------         ---------        ---------       ---------
     Expenses:
      Depreciation                          44,524            44,524           89,048          89,048
      Management & leasing expenses         14,114            15,874           31,887          30,670
      Other operating expenses              31,696            32,795           77,100          80,471
                                         ---------         ---------        ---------       ---------
                                            90,334            93,193          198,035         200,189
                                         ---------         ---------        ---------       ---------
     Net income                          $  33,176         $  28,091        $  70,628       $  40,369
                                         =========         =========        =========       =========

     Occupied %                                 50%               82%              50%             82%

     Partnership Ownership % in the
       Fund IV-Fund V Joint Venture           37.6%             37.6%            37.6%           37.6%

     Cash Distribution to Partnership    $  27,865         $  30,258        $  55,355       $  54,400

     Net Income Allocated to the
       Partnership                       $  12,466         $  10,572        $  26,538       $  15,193


        Rental income for the Medical Center Property increased in 1999 over 1998, due primarily to an increase in the occupancy level of the property in the fourth quarter of 1998. Operating expenses remained relatively stable in 1999, as compared to 1998 figures. Cash distributions allocated to the Partnership remained relatively stable for the six months ended June 30, 1999 and 1998. One major tenant in the property, Georgia Baptist Healthcare System did not renew their lease which expired May 31, 1999. That created a vacancy of 17,847 square feet. A new tenant, On Care Management has contracted to lease 4,348 rentable square feet of space for a term of 5 years commencing September 1, 1999 and ending August 31, 2004. It is anticipated that the final cost to complete necessary tenant improvements for On Care Management will be approximately $43,450, which will be contributed by Wells Fund
        IV. All efforts are being made by the Partnership to find a tenant or tenants to occupy the balance of the space.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------


                                                   Three Months Ended                  Six Months Ended
                                             -------------------------------     ------------------------------
                                             June 30, 1999     June 30, 1998     June 30, 1999  June 30, 1998
                                             -------------     -------------     -------------  ---------------
  Revenues:
     Rental income                               $ 321,880         $ 300,521         $ 647,050      $ 585,885
     Interest income                                 2,800             1,965             6,300          3,930
                                                 ---------         ---------         ---------      ---------
                                                   324,680           302,486           653,350        589,815
                                                 ---------         ---------         ---------      ---------
  Expenses:
     Depreciation                                   89,126            86,120           177,310        170,867
     Management & leasing expenses                  29,466            26,360            62,650         54,823
     Other operating expenses                      (20,081)           16,925            (2,743)        38,633
                                                 ---------         ---------         ---------      ---------
                                                    98,511           129,405           237,217        264,323
                                                 ---------         ---------         ---------      ---------

  Net income                                     $ 226,169         $ 173,081         $ 416,133      $ 325,492
                                                 =========         =========         =========      =========

  Occupied %                                           100%               97%              100%            97%

  Partnership Ownership %                             42.8%             42.7%             42.8%          42.7%

  Cash distributed to the Partnership            $ 134,561         $ 108,760         $ 254,105      $ 200,717

  Net income allocated to the
  Partnership                                    $  96,774         $  73,906         $ 177,929      $ 138,931


Rental income increased for the six months ended June 30, 1999, as compared to the same periods in 1998, due to increased rental renewal rates and increased occupancy. Other operating expenses decreased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

The G.E. Building / Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------


                                            Three Months Ended                  Six Months Ended
                                     -------------------------------     ----------------------------
                                     June 30, 1999     June 30, 1998     June 30, 1999  June 30, 1998
                                     -------------     -------------     -------------  -------------
Revenues:
     Rental income                       $ 131,856         $ 131,856         $ 263,712      $ 263,712
                                         ---------         ---------         ---------      ---------

Expenses:
     Depreciation                           49,053            49,053            98,112         98,106
     Management & leasing expenses          10,179            10,095            20,274         20,109
     Other operating expenses                2,113                97             3,358         15,552
                                         ---------         ---------         ---------      ---------
                                            61,345            59,245           121,744        133,767
                                         ---------         ---------         ---------      ---------

Net income                               $  70,511         $  72,611         $ 141,968      $ 129,945
                                         =========         =========         =========      =========

Occupied %                                   100.0%            100.0%            100.0%         100.0%

Partnership Ownership %                       42.8%             42.7%             42.8%          42.7%

Cash distributed to the Partnership      $  55,100         $  54,731         $ 109,384      $ 101,832

Net income allocated to the
   Partnership                           $  30,170         $  30,993         $  60,694      $  55,465


Rental income has remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased for the six months ended June 30, 1999, as compared to the same period in 1998, due to increased expenses for extraordinary roof repairs in the first quarter of 1998.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership.

                           PART II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND IV, L.P.
                           (Registrant)


Dated: August 10, 1999     By: /s/Leo F. Wells, III
                               -------------------------------------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and Chief Financial Officer of Wells Capital,
                               Inc., the General Partner of Wells Partners, L.P.