Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND IV L P
filed 1999-11-12
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1999                           or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission file number         0-20103
                      ----------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                          58-1915128
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

                               Yes    X       No
                                    -----        _____

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART 1.     FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Balance Sheets - September 30, 1999
              and December 31, 1998....................................      3

              Statements of Income for the Three Months and Nine Months
              Ended September 30, 1999 and 1998........................      4

              Statement of Partners' Capital for the Year Ended
              December 31, 1998 and the Nine Months Ended
              September 30, 1999.......................................      5

              Statements of Cash Flows for the Nine
              Months Ended September 30, 1999 and 1998.................      6

              Condensed Notes to Financial Statements..................      7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...............................................      8

PART II.  OTHER INFORMATION............................................     15

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                                 Balance Sheets

                      Assets                                September 30, 1999        December 31, 1998
                      ------                                ------------------        ------------------
Investment in joint ventures (Note 2)                            $9,571,070              $ 9,846,448
Cash and cash equivalents                                            74,116                  102,960
Due from affiliates                                                 227,455                  241,930
                                                                 ----------              -----------

               Total assets                                      $9,872,641              $10,191,338
                                                                 ==========              ===========


     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
 Accounts payable and accrued expenses                           $        0              $     4,244
 Partnership distributions payable                                  268,388                  248,091
                                                                 ----------              -----------

               Total liabilities                                 $  268,388              $   252,335
                                                                 ----------              -----------

Partners' capital:
 Limited partners
    Class A - 1,322,909 Units outstanding                         9,604,253                9,939,003
    Class B - 38,551 Units outstanding                                    0                        0
                                                                 ----------              -----------

               Total partners' capital                            9,604,253                9,939,003
                                                                 ----------              -----------

               Total liabilities and partners' capital           $9,872,641              $10,191,338
                                                                 ==========              ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND IV, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                       Three Months Ended            Nine Months Ended
                                                  ----------------------------  --------------------------
                                                  Sept 30, 1999  Sept 30, 1998  Sept 30, 1999 Sept 30,1998
                                                  -------------  -------------  ------------  ------------
Revenues:
   Equity in income of joint ventures (Note 2)         $135,099       $135,860      $515,807      $486,992
   Interest income                                          282          2,304           980         6,167
                                                       --------       --------      --------      --------
                                                        135,381        138,164       516,787       493,159
                                                       --------       --------      --------      --------
Expenses:
   Legal and accounting                                     200            472        12,932        13,389
   Computer costs                                         2,558          2,325         8,010         6,149
   Partnership administration                            10,044         14,348        38,224        33,475
                                                       --------       --------      --------      --------
                                                         12,802         17,145        59,166        53,013
                                                       --------       --------      --------      --------
   Net income                                          $122,579       $121,019      $457,621      $440,146
                                                       ========       ========      ========      ========

Net income allocated to Class A
   Limited Partners                                    $122,579       $121,019      $457,621      $440,146

Net loss allocated to Class B
   Limited Partners                                    $      0       $      0      $      0      $      0

Net income per Class A
   Limited Partner unit                                $   0.09       $   0.09      $   0.35      $   0.33

Net loss per Class B
   Limited Partner unit                                $      0       $      0      $      0      $      0

Cash distribution per Class A
   Limited Partner unit                                $   0.20       $   0.19      $   0.60      $   0.55


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                   Limited  Partners                    Total
                                        ----------------------------------------
                                                Class A              Class B          Partners'
                                        ------------------------  --------------
                                          Units       Amount      Units   Amount       Capital
                                        ---------  -------------  ------  ------    -------------
BALANCE, December 31, 1997              1,322,909   $10,334,768   38,551  $    0     $10,334,768

  Net income                                    0       574,034        0       0         574,034
  Partnership distribution                      0      (969,799)       0       0        (969,799)
                                        ---------   -----------   ------  ------     -----------
BALANCE, December 31, 1998              1,322,909   $ 9,939,003   38,551       0       9,939,003

  Net income                                    0       457,621        0       0         457,621
  Partnership distributions                     0      (792,371)       0       0        (792,371)
                                        ---------   -----------   ------  ------     -----------
BALANCE, September 30, 1999             1,322,909   $ 9,604,253   38,551  $    0     $ 9,604,253
                                        =========   ===========   ======  ======     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                               -----------------
                                                         Sept 30, 1999   Sept 30, 1998
                                                         --------------  --------------

Cash flow from operating activities:
  Net income                                                 $ 457,621       $ 440,146
                                                             ---------       ---------
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of joint ventures                   (515,807)       (486,992)
         Changes in assets and liabilities:
         Accounts Receivable                                         0             (88)
         Accounts Payable                                       (4,244)              0
                                                             ---------       ---------
                  Total Adjustments                           (520,051)       (487,080)
                                                             ---------       ---------
                    Net cash used in
                     operating activities                      (62,430)        (46,934)
                                                             ---------       ---------
Cash flow from investing activities:
         Investment in Joint Venture                           (65,371)        (44,089)
      Distributions received from joint ventures               871,030         764,775
                                                             ---------       ---------
         Net cash provided by investing activities             805,659         720,686
                                                             ---------       ---------
Cash flow used in financing activities:
            Partnership distributions paid                    (772,073)       (713,690)
                                                             ---------       ---------
                  Net decrease in cash and cash
                   equivalents                                 (28,844)        (39,938)

Cash and cash equivalents, beginning of year                   102,960         163,903
                                                             ---------       ---------

Cash and cash equivalents, end of period                     $  74,116       $ 123,965
                                                             =========       =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                               September 30, 1999

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

As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property", formerly the "Medical Center Building"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Building"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

(2)  Investment in Joint Ventures
     ----------------------------

The Partnership owns interests in four properties as of September 30, 1999, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1998.


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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of September 30, 1999, the properties owned by the Partnership were 91.72% occupied. Gross revenues of the Partnership were $135,381 for the three months ended September 30, 1999, and $516,787 for the nine months ended September 30, 1999, as compared to $138,164 for the three months ended September 30, 1998 and $493,159 for the nine months ended September 30, 1998. This increase in revenues was due primarily to increases in income of joint ventures due primarily to increased rental renewal rates at the Stockbridge Village Shopping Center. As a result, net income increased for the nine months ended September 30, 1999, as compared to the same period ended September 30, 1998.

Expenses of the Partnership increased from $53,013 for the nine months ended September 30, 1998 to $59,166 for the nine months ended September 30, 1999. The increase in expenses was due to an increase in administrative costs primarily professional fees and printing costs.

The Partnership's decrease in cash and cash equivalents from $123,965 as of September 30, 1998, to $74,116 as of September 30, 1999, is the result of increased distributions to limited partners and an additional investment in joint ventures.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.20 per Unit for the three months ended September 30, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the third quarter of 1999 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures.

The Partnership has recently been notified that General Electric has elected not to renew its current lease for the G.E. Building, which expires March 31, 2000. Management has recently begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $750,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund III, which is likely to cause a substantial reduction to distributions payable to Limited Partners in the year 2000.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999 all testing of systems has been completed.

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

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                         Three Months Ended              Nine Months Ended
                                                   ------------------------------  ------------------------------
                                                   Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                   --------------  --------------  --------------  --------------
Revenues:
Rental Income                                         $ 370,168       $ 366,140     $ 1,110,650     $ 1,098,028
                                                       --------        --------      ----------      ----------

Expenses:
  Depreciation                                           80,089          79,524         239,137         238,572
  Management & leasing expenses                          51,529          45,762         156,428         144,239
  Other operating expenses                              113,362         154,576         282,384         252,853
                                                       --------        --------      ----------      ----------
                                                        244,980         279,862         677,949         635,664
                                                       --------        --------      ----------      ----------

Net income                                            $ 125,188       $  86,278     $   432,701     $   462,364
                                                       ========        ========      ==========      ==========

Occupied %                                                   94%             94%             94%             94%

Partnership's Ownership %                                  37.6%           37.6%           37.6%           37.6%

Cash Distribution to Partnership                      $  84,349       $  70,244     $   269,606     $   240,363

Net Income Allocated to the
  Partnership                                         $  47,039       $  32,454     $   162,585     $   173,996

Rental income for the IBM Jacksonville Property increased slightly in 1999, as compared to 1998 figures. Operating expenses increased in 1999, due to substantial increases in the areas of repairs and maintenance, partially offset by common area maintenance reimbursements that were drastically reduced for the period. The foregoing was a result of both IBM and Siemens reducing their leased space in the building. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result, income allocated to the Partnership decreased for the nine months ended September 30, 1999, as compared to the same period in 1998. Cash distributions allocated to the Partnership increased due to the distribution of cash previously held in reserve. These reserves were held to cover necessary tenant improvements which did not materialize. Customized Transportation Inc. extended their lease for an additional two years through February 28, 2001. Cash distributions increased for 1999 as compared to 1998. The Partnership contributed cash fundings to the Joint Venture for tenant improvement in proportion to their ownership interests, and therefore, the Partnership's ownership interest in the Fund IV - Fund V Joint Venture remained the same.

The Village Overlook Property (formerly The Medical Center Property)/Fund IV -
------------------------------------------------------------------------------
Fund V Joint Venture
--------------------

                                                       Three Months Ended              Nine Months Ended
                                                 ------------------------------  ------------------------------
                                                 Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                 --------------  --------------  --------------  --------------
Revenues:
  Rental income                                      $ 75,057        $128,171        $340,741        $364,210
  Interest income                                       4,224           5,769           7,203          10,288
                                                      -------         -------         -------         -------
                                                       79,281         133,940         347,944         374,498
                                                      -------         -------         -------         -------
Expenses:
  Depreciation                                         44,871          44,525         133,919         133,573
  Management & leasing expenses                         8,609          15,819          40,496          46,489
  Other operating expenses                             79,241          53,244         156,341         133,715
                                                      -------         -------         -------         -------
                                                      132,721         113,588         330,756         313,777
                                                      -------         -------         -------         -------

Net income (loss)                                    $(53,440)       $ 20,352        $ 17,188        $ 60,721
                                                      =======         =======         =======         =======

Occupied %                                               62.4%             82%           62.4%             82%

Partnership's Ownership %                                37.6%           37.6%           37.6%           37.6%

Cash Distribution to Partnership                     $      0        $ 27,435        $ 51,685        $ 81,835

Net Income (Loss) Allocated to the
  Partnership                                        $(20,080)       $  7,655        $  6,458        $ 22,848


Rental income for the Village Overlook Properties (formerly the Medical Center Property) decreased for the nine months ended September 30, 1999, as compared to the same period in 1998. This was due primarily to the fact that one major tenant, Georgia Baptist Healthcare System, did not renew their lease which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space. On Care Management has contracted to lease 4,348 square feet for a term of 5 years commencing September 1, 1999 and Georgia Pediatric Cardiology has signed a lease for 2,984 square feet commencing October 1, 1999, for a four year term. All efforts are being made by the Partnership to find a tenant or tenants to occupy the remaining 10,515 square feet of vacant space. Operating expenses increased in 1999, over 1998, due primarily to the resurfacing of the parking lot as well as the repairs of the HVAC system in the buildings. Cash distributions decreased for the nine months ended September 30, 1999 as compared to the same period for 1998 due to the reduction in rental income and increase in operating expenses.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------  ------------------------------
                                           Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                           --------------  --------------  --------------  --------------
 Revenues:
   Rental income                               $310,697        $312,855        $957,747        $898,740
   Interest Income                                2,800           2,425           9,100           6,355
                                                -------         -------         -------         -------
                                                313,497         315,280         966,847         905,095
                                                -------         -------         -------         -------
Expenses:
   Depreciation                                  89,214          87,501         266,524         258,368
   Management and leasing expenses               28,163          29,558          90,813          84,381
   Other operating expenses                      16,059          44,681          13,316          83,314
                                                -------         -------         -------         -------
                                                133,436         161,740         370,653         426,063
                                                -------         -------         -------         -------

Net income                                     $180,061        $153,540        $596,194        $479,032
                                                =======         =======         =======         =======

Occupied %                                           95%             97%             95%             97%

Partnership's Ownership %                          42.8%           42.7%           42.8%           42.7%

Cash Distributed to the Partnership            $115,752        $101,505        $369,857        $302,222

Net Income Allocated to the Partnership        $ 77,045        $ 65,536        $254,974        $204,467

Rental income increased for the nine months ended September 30, 1999, as compared to the same periods in 1998, due to increased rental renewal rates. Rental income decreased in the third quarter of 1999, due to two leases which expired and were not renewed. Other operating expenses decreased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                 Three Months Ended              Nine Months Ended
                                           ------------------------------  ------------------------------
                                           Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                           --------------  --------------  --------------  --------------
Revenues:
   Rental income                               $131,857        $131,857        $395,569        $395,569
                                                -------         -------         -------         -------

Expenses:
   Depreciation                                  49,053          49,056         147,165         147,162
   Management and leasing expenses               10,178          10,095          30,452          30,204
   Other operating expenses                         (44)          1,918           3,314          17,470
                                                -------         -------         -------         -------
                                                 59,187          61,069         180,931         194,836
                                                -------         -------         -------         -------

Net income                                     $ 72,670        $ 70,788        $214,638        $200,733
                                                =======         =======         =======         =======

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership %                          42.8%           42.7%           42.8%           42.7%

Cash Distribution to Partnership               $ 56,024        $ 53,953        $165,408        $155,785

Net Income Allocated to the Partnership        $ 31,095        $ 30,215        $ 91,789        $ 85,680

Rental income remained constant for 1999 and 1998. Net income and cash distributions generated from the G.E. Building increased for the nine months ended September 30, 1999, as compared to the same period in 1998, due to increased expenses in the first quarter of 1998 for extraordinary roof repairs.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership.

G.E. has decided not to renew their lease which expires March 31, 2000. Management has begun its efforts to lease the building to one or more new tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $750,000.

                          PART  II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WELLS REAL ESTATE FUND IV, L.P.
                         (Registrant)


Dated: November 10, 1999      By:   /s/ Leo F. Wells, III
                                    ---------------------
                              Leo F. Wells, III, as Individual General
                              Partner and as President, Sole Director and Chief
                              Financial Officer of Wells Capital,
                              Inc., the General Partner of Wells Partners, L.P.