Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND IV L P
filed 2000-03-27
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 1999                or
                          -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number                 0-20103
                      ---------------------------------------------------------
                              Wells Real Estate Fund IV, L. P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                 58-1915128
----------------------------------  -------------------------------------------
State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Suite 250 Norcross, GA          30092
---------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                  -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

   Title of each class              Name of exchange on which registered
----------------------------        -------------------------------------------
              NONE                                        NONE
      --------------------------                -------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
-------------------------------------------------------------------------------
                               (Title of Class)
                                 Class B Unit
-------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    ----
Aggregate market value of the voting stock held by non-affiliates:  Not
                                                                  -------
Applicable
-------------

                                     PART I
                                     ------

ITEM  1.  BUSINESS
------------------

General

Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership, having Leo F. Wells, III and Wells Partners, L.P., a non-public limited partnership, as General Partners. The Partnership was organized on October 25, 1990, under the laws of the state of Georgia, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture;
(iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in four properties through its investment in joint ventures of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 91.72% occupied, as compared to 97% at December 31, 1998 and 95% at December 31, 1997.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:


                                                       Partnerships
Year of        Number of                 Annualized      Share of          Percentage of        Percentage of
Lease           Leases       Square     Gross Base       Annualized        Total Square       Total Annualized
Expiration     Expiring   Feet Expiring   Rent(1)      Gross Base Rent(1)  Feet Expiring        Base Rent
---------------------------------------------------------------------------------------------------------
2000(2)               8         54,258     718,366             299,596          26.77%      22.11%
2001                  2         25,619     468,701             177,507          12.64%      14.43%
2002                 10         25,853     468,143             197,914          12.76%      14.41%
2003(3)               5         75,948   1,163,529             443,956          37.48%      35.81%
2004                  4         10,664     236,570              90,039           5.26%       7.28%
2005                  2          5,195     100,212              37,650           2.56%       3.08%
2006                  0              0           0                   0            0.0%       0.00%
2007                  0              0           0                   0            0.0%       0.00%
2008                  1          5,124      93,341              39,941           2.53%       2.87%
2009                  0              0           0                   0           0.00%       0.00%
--------------------------------------------------------------------------------------------------

                     32        202,661   3,248,862           1,286,603            100%   100.00%,

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of General Electric with 43,000 square feet.

(3)  Expiration of IBM with 68,100 square feet at the Jacksonville Project.


The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.8% of equity interest in the Fund III-Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 1999, the Partnership had contributed $6,199,047 and Wells Fund III had contributed $8,178,808 for total contributions of $14,377,855 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:


The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 1999, the Partnership had contributed a total of $5,114,502 and Wells Fund III had contributed a total of $4,574,247 to fund the total costs of approximately $9,688,749 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at the year end for the Stockbridge Property was 95% in 1999, 100% in 1998 and 93% in 1997. The average effective annual rental per square foot at the Stockbridge Property was $11.23 for 1999, $10.82 for 1998, $9.86 for 1997, $9.59 for 1996 and $10.16 for 1995.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

The G.E. Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 1999, a total of $4,689,106 had been incurred for the acquisition of the G.E. Building. Of this amount, the Partnership contributed $1,084,545 and Wells Fund III contributed $3,604,561 to the Fund III-Fund IV Joint Venture.

The entire G.E. Building is currently under a net lease to General Electric ("G.E."), a corporate office for the lighting division. The annual base rent payable is currently $530,742 with annual base increases of 2%. The G.E. lease expires March 31, 2000, with an option to extend the lease for one additional five-year period at the same rental rate as the original lease.

The Partnership has been notified that General Electric has elected not to renew its current lease for the G.E. Building, which expires March 31, 2000. Management has begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $750,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund III, which is likely to cause a substantial reduction to distributions payable to Limited Partners in the year 2000.

The occupancy rate at the G.E. Building was 100% for the years ended December 31, 1999, 1998 and 1997. The average effective annual rental per square foot at the G.E. Building is $12.27 for 1999, 1998, 1997, 1996 and 1995.

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $4,820,355 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $8,032,509. The Partnership holds on approximate 38% equity interest, and Wells Fund V holds an approximate 62% equity interest in the Fund IV-Fund V Joint Venture.

The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

The Jacksonville Property
-------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Property"). As of December 31, 1999, the Partnership contributed $3,463,064 and Wells Fund V contributed $5,000,116 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Property.

The Jacksonville Property is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of CSX Railroad, a transportation corporation.

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

The term of the CTI lease containing 11,780 square feet is 7 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965.

The occupancy rates at the year end for the Jacksonville Property was 94% in 1999 and 1998 and 100% in 1997. The average effective annual rental per square foot at the Jacksonville Property was $16.80 for 1999, $16.69 for 1998 and $16.71 for 1997.


The Village Overlook Property (formerly the Medical Center Property)
--------------------------------------------------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 1999, the Partnership had contributed $1,357,291 and Wells Fund V had contributed $3,032,393 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Village Overlook Property.

Occupancy decreased in 1999 to 62%, as compared to 92% in 1998 (on both buildings) due to the fact that one major tenant, Georgia Baptist, who occupied approximately 50% of the space did not renew their lease which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space and moved in October 1, 1999. All efforts are being made by the Partnership to lease the remaining 10,515 square feet of vacant space.

The occupancy rate at the year end for the Village Overlook Project at the end of the year was 62% in 1999, 92% in 1998 and 81% in 1997. The average effective annual rental per square foot at the Village Overlook Project was $12.75 for 1999, $13.46 for 1998, $10.93 for 1997, $11.83 for 1996 and $10.43 for 1995.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year of 1999.



                                    PART II
                                    -------


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 2000, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,272 Limited Partners and 38,551 outstanding Class B Units held by a total of 21 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1999, to be $12.18 per Class A unit and $17.10 per Class B unit based on market conditions existing in early December, 1999. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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


                        Class A            Per Class A   Per Class A  Per Class B
                         Unit                Unit          Unit        Unit
     Distributions For Total Cash          Investment    Return of    Return of   General
     Quarter Ended     Distribution           Income     Capital       Capital    Partner
-----------------------------------------------------------------------------------------
     March 31, 1998        $222,239           $0.10      $0.07         $0.00      $0.00
     June 30, 1998         $248,324           $0.14      $0.05         $0.00      $0.00
     Sept. 30, 1998        $251,397           $0.09      $0.10         $0.00      $0.00
     Dec. 31, 1998         $247,839           $0.10      $0.08         $0.00      $0.00
     March 31, 1999        $261,712           $0.11      $0.09         $0.00      $0.00
     June 30, 1999         $265,723           $0.14      $0.06         $0.00      $0.00
     Sept. 30, 1999        $264,935           $0.09      $0.11         $0.00      $0.00
     Dec. 31, 1999         $265,014           $0.11      $0.09         $0.00      $0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to the limited partners holding Class A units until February 2000. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will likely be substantially reduced in 2000 due to the vacancy at the G.E. Building and the cost necessary to lease up the property as previously discussed.



               [Remainder of this page left intentionally blank]

                       ITEM 6.  SELECTED FINANCIAL DATA.
                       ---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995.


                                              1999             1998             1997             1996             1995
                                              ----             ----             ----             ----             ----
Total assets                            $9,758,573      $10,191,338      $10,578,235      $11,003,435      $11,408,024
Total revenues                             684,024          655,837          589,451          555,955          694,521
Net income                                 608,712          574,034          519,907          482,495          623,867
Net (loss) allocated
  to General Partners                                                              -                -                -
Net income allocated to
  Class A Limited Partners                 608,712          574,034          519,907          482,495          623,867
Net loss allocated to
  Class B Limited Partners                       0                0                0                0                0
Net income per weighted
  average Class A
Limited Partner Unit                           .46              .43              .39              .36              .47
Net loss per weighted
average Class B
Limited Partner Unit                             0                0                0                0                0
Cash Distributions per
      weighted average
      Class A Limited Partner
      Unit:
          Investment Income                    .45              .43              .39              .36              .47
          Return of Capital                    .35              .30              .33              .32              .24


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnerships were $684,024 for the year ended December 31, 1999, as compared to $655,837 for the year ended December 31, 1998 and $589,451 for the year ended December 31, 1997. The increase in 1999, as compared to 1998 and 1997, was due primarily to increased earnings from the joint ventures which was a result of increased rental renewal rates at Stockbridge Village in 1999 and increased occupancy at Village Overlook in 1998.

Expenses of the Partnership decreased to $75,312 in 1999, as compared to $81,803 in 1998 but increased in both 1999 and 1998 as compared to $69,544 in 1997. The decrease in 1999, as compared to 1998, was due to slight fluctuations in all areas of administrative costs. The increase in 1998 as compared to 1997 was due to increased administrative salaries partially offset by a decrease in legal and accounting fees.

As a result, net income of the Partnership increased to $608,712 for the fiscal year ended December 31, 1999 as compared to $574,034 for the fiscal year ended December 31, 1998 and $519,907 for the fiscal year ended December 31, 1997.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.80 per Class A Unit for the year ended December 31, 1999, $.73 per Class A Unit for the year ended December 31, 1998 and $.72 for the year ended December 31, 1997. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 1999, 1998, and 1997. Distributions accrued for the fourth quarter of 1999 were paid in February, 2000.

Property Operations
-------------------

As of December 31, 1999, the Partnership's ownership interest in Fund III - Fund IV was 42.8% and in Fund IV - Fund V was 37.6%.

As of December 31, 1999, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                       Year For the Ended December 31
                                                 ------------------------------------

                                                1999                  1998                  1997
                                                ----                  ----                  ----
Revenues:
 Rental income                                 $1,267,823            $1,222,417            $1,113,238
 Interest income                                   11,790                 9,368                12,308
                                               ----------            ----------            ----------
                                                1,279,613             1,231,785             1,125,546
                                               ----------            ----------            ----------

Expenses
 Depreciation                                     355,737               346,144               338,989
 Management & leasing expenses                    117,889               114,581               107,578
 Other operating expenses                           9,687                83,952                68,797
                                               ----------            ----------            ----------
                                                  483,313               554,677               515,364
                                               ----------            ----------            ----------

Net income                                        796,300               687,108            $  610,182
                                               ==========            ==========            ==========

Occupied %                                             95%                  100%                   93%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      42.8%                 42.7%                 42.7%

Cash distribution to the Partnership           $  493,834            $  422,071            $  417,152

Net income allocated to the
 Partnership                                   $  340,596            $  293,281            $  260,446

Rental income increased for the year ended December 31, 1999, as compared to 1998 and 1997, due to increased rental renewal rates. Other operating expenses decreased due primarily to differences in adjustment for prior year common area maintenance billings to tenants and decreased expenditures for property taxes and parking lot repairs in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Real estate taxes were $109,806 for 1999, $110,891 for 1998 and $98,138 for
1997.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998 and 1997, due to additional fundings in 1999 by the Partnership, which increased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1999                  1998                  1997
                                      --------------------  --------------------  --------------------
Revenues:
Rental income                                    $527,425              $527,425              $527,425
                                                 --------              --------              --------
Expenses
  Depreciation                                    196,220               196,220               196,220
  Management & leasing expenses                    40,631                40,300                38,435
  Other operating expenses                         18,164                18,876                 3,708
                                                 --------              --------              --------
                                                  255,015               255,396               238,363
                                                 --------              --------              --------

Net income                                       $272,410              $272,029              $289,062
                                                 ========              ========              ========

Occupied %                                            100%                  100%                  100%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                      42.8%                 42.7%                 42.7%

Cash distribution to the Partnership             $215,058              $209,957              $212,157

Net income allocated to the
  Partnership                                    $116,508              $116,111              $123,382

Total expenses remained constant in 1999, as compared to 1998, but increased for both years as compared to $238,363 in 1997 due to engineering expenditures in 1999 and roof repairs in 1998.

G.E. has decided not to renew their lease which expires March 31, 2000. Management has begun its efforts to lease the building to one or more tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $750,000.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998 and 1997, due to additional fundings in 1999 by the Partnership, which increased the Partnership's ownership.

Under the terms of the lease, G.E. pays the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.


The Jacksonville Property/Fund IV-Fund V Joint Venture
------------------------------------------------------

                                                       For the Year Ended December 31
                                    -----------------------------------------------------------------

                                              1999                  1998                  1997
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                $1,471,572            $1,461,916            $1,464,097
                                               ----------            ----------            ----------
Expenses
  Depreciation                                    319,508               318,096               318,100
  Management & leasing expenses                   205,987               190,928               184,623
  Other operating expenses                        363,344               401,622               431,278
                                               ----------            ----------            ----------
                                                  888,839               910,646               934,001
                                               ----------            ----------            ----------

Net income                                     $  582,733            $  551,270            $  530,096
                                               ==========            ==========            ==========

Occupied %                                             94%                   94%                  100%

Partnership's Ownership %                            37.6%                 37.6%                 37.6%

Cash Distribution to the Partnership           $  362,579            $  305,442            $  305,968

Net Income Allocated to the
  Partnership                                  $  218,959            $  207,402            $  200,556


Rental income increased slightly in 1999 as compared to 1998 and 1997 due to rental income received for three months from a temporary tenant. Expenses decreased in 1999 as compared to 1998 due primarily to savings in various building operating expenses. Cash distributions increased in 1999 as compared to 1998 and 1997 due to the distribution of cash previously held in reserve. These reserves were held to cover necessary tenant improvements which did not materialize. Net income increased in 1999, as compared to 1998 and 1997 levels, due primarily to savings in operating expenses.

The Jacksonville Property incurred property taxes of $182,936 for 1999, $188,333 for 1998, and $180,405 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Village Overlook Properties/Fund IV-Fund V Joint Venture
------------------------------------------------------------

                                                       For the Year Ended December 31
                                      ----------------------------------------------------------------
                                              1999                  1998                  1997
                                      --------------------  --------------------  --------------------
Revenues:
  Rental income                                  $454,971              $480,419              $387,453
  Interest income                                  10,436                12,908                 9,139
                                                 --------              --------              --------
                                                  465,407               493,327               396,646
                                                 --------              --------              --------
Expenses
  Depreciation                                    181,448               178,095               166,939
  Management & leasing expenses                    54,363                61,950                55,591
  Other operating expenses                        211,837               170,664               187,339
                                                 --------              --------              --------
                                                  447,648               410,709               409,869
                                                 --------              --------              --------

Net income (loss)                                $ 17,759              $ 82,618              $(13,223)
                                                 ========              ========              ========

Occupied %                                             62%                   92%                   81%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                        37.6%                 37.6%                 37.6%

Cash Distribution to the Partnership             $ 59,937              $109,665              $ 73,832

Net Income (loss)  Allocated to the
  Partnership                                    $  6,673              $ 31,076              $ (4,976)


Rental income for the Village Overlook Properties decreased in 1999 as compared to 1998, due to a decrease in occupancy level. Occupancy decreased in 1999 to 62%, as compared to 92% in 1998 (on both buildings) due to the fact that one major tenant, Georgia Baptist, who occupied approximately 50% of the space did not renew their lease, which expired May 31, 1999. Two new tenants have signed leases for a total of 7,332 rentable square feet of space and moved in October 1, 1999. All efforts are being made by the Partnership to lease the remaining 10,515 square feet of vacant space.

Operating expenses increased in 1999, as compared to 1998 and 1997, due primarily to the resurfacing of the parking lot as well as the repairs of the HVAC system in the buildings. Cash distributions allocated to the Partnership decreased in 1999, compared to prior year levels due primarily to the loss in revenue and the increase in operating expenses experienced at these properties.

The Village Overlook Properties incurred property taxes of $35,002 for 1999, $36,862 for 1998, and $35,691 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,652 in capital through the sale of 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $11,071,925 in properties, paid $748,805 in acquisition and advisory fees, $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $26,686.

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

The Partnership's net cash used in operating activities remained relatively stable at $78,269 for 1999, $69,592 for 1998 and $64,001 for 1997. Net cash provided by investing activities decreased to $973,824 in 1998 from $1,012,334 in 1997 and increased to $1,058,115 in 1999 from $973,824 in 1998. The increase was due primarily to increased distributions from joint ventures. Net cash used in financing activities increased to $1,037,233 in 1999, as compared to 1998 and 1997 as distributions to limited partners increased as net income increased. As a result, cash and cash equivalents decreased from $163,903 in 1997 to $102,960 in 1998 and $45,573 in 1999.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations and from a return of capital and the Partnership anticipates that distributions will likely continue to be paid on a quarterly basis from such sources for the year 2000 but will be substantially reduced due to the vacancy at the G.E. Building and the cost necessary to lease up the property as previously discussed.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures other than the vacancy and leasing costs at the G.E. Building and that which is required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Inflation
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000 Compliance
--------------------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                    PART III
                                    --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------


     Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia, 30092.


     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999.


                            CASH COMPENSATION TABLE

(A)                               (B)                   (C)
Name of individual or         Capacities in which served
number in group               -Form of Compensation         Cash Compensation
-----------------------       ---------------------         -----------------

Wells Management              Property Manager-                $140,551 (1)
Company, Inc.                 Management and Leasing
                              Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000.

(1)                   (2)                     (3)                (4)
Title of Class    Name and Address of       Amount and Nature    Percent of Class
                  Beneficial Owner             of Beneficial
                                                 Ownership
------------------------------------------------------------------------------------
Class A Units     Leo F. Wells, III          114.68 units (IRA,     less than 1%
                                             401(k) Plan)

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


Interest in Partnership Cash Flow and Net Sale Proceeds.  The General Partners
-------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 1999.


Property Management and Leasing Fees.  Wells Management Company, Inc., an
------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $140,551 in cash compensation for the year ended December 31, 1999.

Real Estate Commissions.  In connection with the sale of Partnership properties,
-----------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.

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

(b) No reports on Form 8-K were filed with the Commission during the year of 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See(a)2.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000

                              Wells Real Estate Fund IV, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                 --------------------------------
                                     Leo F. Wells, III
                                     Leo F. Wells, III Individual General
                                     Partner and as President and Chief
                                     Financial Officer of Wells Capital, Inc.,
                                     the General Partner of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                             Title
---------                                             -----



/s/ Leo F. Wells, III          Individual General Partner,        March 27, 2000
---------------------------    President and Sole Director
Leo F. Wells, III              of Wells Capital, Inc., the General
                               Partner of Wells Partners, L.P.




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS
                       ---------------------------------


Financial Statements                                   Page
--------------------                                   ----
Independent Auditors' Report                           F-2

Balance Sheets as of December 31, 1999 and 1998        F-3

Statements of Income for the Years Ended
   December 31, 1999, 1998, and 1997                   F-4

Statements of Partners' Capital for the Years Ended
   December 31, 1999, 1998 and 1997                    F-5

Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998, and 1997                   F-6

Notes to Financial Statements for
    December 31, 1999, 1998, and 1997.                 F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                            1999              1998
                                                         ----------        -----------
INVESTMENT IN JOINT VENTURES                             $9,463,148        $ 9,846,448

CASH AND CASH EQUIVALENTS                                    45,573            102,960

DUE FROM AFFILIATES                                         249,852            241,930
                                                         ----------        -----------
       Total assets                                      $9,758,573        $10,191,338
                                                         ==========        ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                   $        0        $     4,244
 Partnership distributions payable                          268,242            248,091
                                                         ----------        -----------
       Total liabilities                                    268,242            252,335
                                                         ----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A--1,322,909 units                               9,490,331          9,939,003
   Class B--38,551 units                                          0                  0
                                                         ----------        -----------
       Total partners' capital                            9,490,331          9,939,003
                                                         ----------        -----------
       Total liabilities and partners' capital           $9,758,573        $10,191,338
                                                         ==========        ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                              1999            1998            1997
                                                            --------        --------        --------
REVENUES:
 Equity in income of joint ventures                         $682,737        $647,870        $579,408
 Interest income                                               1,287           7,967          10,043
                                                            --------        --------        --------
                                                             684,024         655,837         589,451
                                                            --------        --------        --------
EXPENSES:
 Partnership administration                                   46,917          56,101          38,232
 Legal and accounting                                         17,639          17,396          21,791
 Computer costs                                               10,756           8,306           9,521
                                                            --------        --------        --------
                                                              75,312          81,803          69,544
                                                            --------        --------        --------
NET INCOME                                                  $608,712        $574,034        $519,907
                                                            ========        ========        ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS            $608,712        $574,034        $519,907
                                                            ========        ========        ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                 $   0.46        $   0.43        $   0.39
                                                            ========        ========        ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT          $   0.80        $   0.73        $   0.72
                                                            ========        ========        ========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                           Limited Partners
                                           ------------------------------------------------
                                                   Class A                      Class B           Total
                                           -------------------------     ------------------
                                             Units         Amount         Units      Amount      Capital
                                           =========     ===========     =======     ======    ===========

BALANCE, December 31, 1996                 1,322,909     $10,767,968     38,551         $0     $10,767,968

 Net income                                        0         519,907          0          0         519,907
 Partnership distributions                         0        (953,107)         0          0        (953,107)
                                           ---------     -----------     -------     ------    -----------
BALANCE, December 31, 1997                 1,322,909      10,334,768     38,551          0      10,334,768

 Net income                                        0         574,034          0          0         574,034
 Partnership distributions                         0        (969,799)         0          0        (969,799)
                                           ---------     -----------     -------     ------    -----------
BALANCE, December 31, 1998                 1,322,909       9,939,003     38,551          0       9,939,003

 Net income                                        0         608,712          0          0         608,712
 Partnership distributions                         0      (1,057,384)         0          0      (1,057,384)
                                           ---------     -----------     -------     ------    -----------
BALANCE, December 31, 1999                 1,322,909     $ 9,490,331     38,551         $0     $ 9,490,331
                                           =========     ===========     =======     ======    ===========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                           1999                 1998                1997
                                                                        ===========          ==========          ==========
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   608,712          $  574,034          $  519,907
                                                                        -----------          ----------          ----------
 Adjustments to reconcile net income to net cash used in
  operating activities:
     Equity in income of joint ventures                                    (682,737)           (647,870)           (579,408)
     Changes in accounts payable and accrued expenses                        (4,244)              4,244              (4,500)
                                                                        -----------          ----------          ----------
         Total adjustments                                                 (686,981)           (643,626)           (583,908)
                                                                        -----------          ----------          ----------
         Net cash used in operating activities                              (78,269)            (69,592)            (64,001)
                                                                        -----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                               (65,371)            (44,090)                  0
 Distributions received from joint ventures                               1,123,486           1,017,914           1,012,334
                                                                        -----------          ----------          ----------
         Net cash provided by investing activities                        1,058,115             973,824           1,012,334
                                                                        -----------          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings               (445,725)           (525,029)           (420,701)
 Distributions to partners from accumulated earnings                       (591,508)           (440,146)           (519,906)
                                                                        -----------          ----------          ----------
         Net cash used in financing activities                           (1,037,233)           (965,175)           (940,607)
                                                                        -----------          ----------          ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (57,387)            (60,943)              7,726

CASH AND CASH EQUIVALENTS, beginning of year                                102,960             163,903             156,177
                                                                        -----------          ----------          ----------
CASH AND CASH EQUIVALENTS, end of year                                  $    45,573          $  102,960          $  163,903
                                                                        ===========          ==========          ==========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997



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

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (ii) the G.E. Lighting National Customer Center, a two-story office building located in Richmond, Virginia, (iii) the Village Overlook Project (formerly known as the "Medical Center Project"), two substantially identical two-story office buildings located in Clayton County, Georgia, and (iv) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida.

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the average number of units outstanding during the period.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998 as follows:

                                                               1999      1998
                                                             --------  --------
          Fund III and IV Associates                         $173,627  $174,021
          Fund IV and V Associates                             76,225    67,909
                                                             --------  --------
                                                             $249,852  $241,930
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

     The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $140,551, $98,517, and $107,745 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                            1999                         1998
                                                   ------------------------     -----------------------
                                                     Amount       Percent         Amount      Percent
                                                   ----------    ----------     ----------   ----------
     Fund III and IV Associates                    $5,230,514        43%        $5,459,021       43%
     Fund IV and V Associates                       4,232,634        38          4,387,427       38
                                                   ----------                   ----------
                                                   $9,463,148                   $9,846,448
                                                   ==========                   ==========

     The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1999 and 1998:

                                                                                 1999            1998
                                                                             -----------     -----------
          Investment in joint ventures, beginning of year                    $ 9,846,448     $10,201,623
          Equity in income of joint ventures                                     682,737         647,870
          Contributions to joint ventures                                         65,371          44,090
          Distributions from joint ventures                                   (1,131,408)     (1,047,135)
                                                                             -----------     -----------
          Investment in joint ventures, end of year                          $ 9,463,148     $ 9,846,448
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

The following are the financial statements for Fund III and IV Associates:

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                         1999               1998
                                                                     -------------       ------------
Real estate assets, at cost:
 Land                                                                  $ 3,331,775        $ 3,331,775
 Building and improvements, less accumulated depreciation of
  $3,422,583 in 1999 and $2,870,627 in 1998                              8,792,931          9,320,016
                                                                     -------------       ------------
       Total real estate assets                                         12,124,706         12,651,791
Cash and cash equivalents                                                  310,609            336,958
Accounts receivable                                                        171,047            173,633
Prepaid expenses and other assets                                           65,213             74,533
                                                                     -------------       ------------
       Total assets                                                    $12,671,575        $13,236,915
                                                                     =============       ============

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                      $    33,759        $    38,139
 Partnership distributions payable                                         405,782            407,701
 Due to affiliates                                                           7,878              1,512
                                                                     -------------       ------------
       Total liabilities                                                   447,419            447,352
                                                                     -------------       ------------
Partners' capital:
 Wells Real Estate Fund III                                              6,993,642          7,330,542
 Wells Real Estate Fund IV                                               5,230,514          5,459,021
                                                                     -------------       ------------
       Total partners' capital                                          12,224,156         12,789,563
                                                                     -------------       ------------
       Total liabilities and partners' capital                         $12,671,575        $13,236,915
                                                                     =============       ============

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                               1999         1998         1997
                                                            ----------    ----------   ----------
Revenues:
 Rental income                                              $1,795,247    $1,749,842   $1,640,663
 Interest income                                                11,790         9,368       12,308
                                                            ----------    ----------   ----------
                                                             1,807,037     1,759,210    1,652,971
                                                            ----------    ----------   ----------
Expenses:
 Depreciation                                                  551,956       542,363      535,209
 Management and leasing fees                                   158,520       154,881      146,013
 Operating costs, net of reimbursements                        (21,669)       62,863       36,973
 Property administration                                        40,357        27,546       21,735
 Legal and accounting                                            9,163        12,420       13,797
                                                            ----------    ----------   ----------
                                                               738,327       800,073      753,727
                                                            ----------    ----------   ----------
Net income                                                  $1,068,710    $  959,137   $  899,244
                                                            ==========    ==========   ==========

Net income allocated to Wells Real Estate Fund III          $  611,605    $  549,745   $  515,416
                                                            ==========    ==========   ==========
Net income allocated to Wells Real Estate Fund IV           $  457,105    $  409,392   $  383,828
                                                            ==========    ==========   ==========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                            Wells Real        Wells Real            Total
                                              Estate            Estate            Partners'
                                             Fund III          Fund IV             Capital
                                            ----------        ----------         -----------
Balance, December 31, 1996                  $7,899,938        $5,883,048         $13,782,986
 Net income                                    515,416           383,828             899,244
 Partnership distributions                    (845,056)         (629,309)         (1,474,365)
                                            ----------         ----------        -----------
Balance, December 31, 1997                   7,570,298         5,637,567          13,207,865
 Net income                                    549,745           409,392             959,137
 Partnership contributions                      59,205            44,090             103,295
 Partnership distributions                    (848,706)         (632,028)         (1,480,734)
                                            ----------        ----------         -----------
Balance, December 31, 1998                   7,330,542         5,459,021          12,789,563
 Net income                                    611,605           457,105           1,068,710
 Partnership contributions                           0            23,280              23,280
 Partnership distributions                    (948,505)         (708,892)         (1,657,397)
                                            ----------        ----------         -----------
Balance, December 31, 1999                  $6,993,642        $5,230,514         $12,224,156
                                            ==========        ==========         ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                         1999                1998                1997
                                                                    -------------        ------------        ------------
Cash flows from operating activities:
 Net income                                                           $ 1,068,710         $   959,137         $   899,244
                                                                    -------------        ------------        ------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         551,956             542,363             535,209
     Changes in assets and liabilities:
       Accounts receivable                                                  2,586              33,590              40,344
       Prepaid expenses and other assets                                    9,320             (31,628)             (6,674)
       Accounts payable                                                    (4,380)              1,967              (3,550)
       Due to affiliates                                                    6,366              (5,427)                921
                                                                    -------------        ------------        ------------
         Total adjustments                                                565,848             540,865             566,250
                                                                    -------------        ------------        ------------
         Net cash provided by operating activities                      1,634,558           1,500,002           1,465,494
                                                                    -------------        ------------        ------------
Cash flows from investing activities:
 Investment in real estate                                                (24,871)           (111,383)                  0
                                                                    -------------        ------------        ------------
Cash flows from financing activities:
 Contributions from joint venture partners                                 23,280             103,295                   0
 Distributions to joint venture partners                               (1,659,316)         (1,461,150)         (1,457,201)
                                                                    -------------        ------------        ------------
       Net cash used in financing activities                           (1,636,036)         (1,357,855)         (1,457,201)
                                                                    -------------        ------------        ------------
Net (decrease) increase in cash and cash equivalents                      (26,349)             30,764               8,293
Cash and cash equivalents, beginning of year                              336,958             306,194             297,901
                                                                    -------------        ------------        ------------
Cash and cash equivalents, end of year                                $   310,609         $   336,958         $   306,194
                                                                    =============        ============        ============

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

Following are the financial statements of Fund IV and V Associates:

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                          1999               1998
                                                                       --------------      -------------
Real estate assets, at cost:
 Land                                                                     $ 2,011,534        $ 2,011,534
 Building and improvements, less accumulated depreciation of                8,849,644          9,236,550
  $2,685,018 in 1999 and $2,184,062 in 1998
 Construction in progress                                                       1,656                  0
                                                                       --------------      -------------
       Total real estate assets                                            10,862,834         11,248,084
Cash and cash equivalents                                                     267,120            265,196
Accounts receivable                                                           300,128            364,021
Prepaid expenses and other assets                                             174,225            113,101
                                                                       --------------      -------------
       Total assets                                                       $11,604,307        $11,990,402
                                                                       ==============      =============

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $    49,680        $    54,732
 Partnership distributions payable                                            244,397            222,267
 Due to affiliates                                                             45,598             36,809
                                                                       --------------      -------------
       Total liabilities                                                      339,675            313,808
                                                                       --------------      -------------
Partners' capital:
 Wells Real Estate Fund IV                                                  4,232,634          4,387,427
 Wells Real Estate Fund V                                                   7,031,998          7,289,167
                                                                       --------------      -------------
       Total partners' capital                                             11,264,632         11,676,594
                                                                       --------------      -------------
       Total liabilities and partners' capital                            $11,604,307        $11,990,402
                                                                       ==============      =============

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                        1999         1998         1997
                                                                     -----------  -----------   ----------
Revenues:
 Rental income                                                        $1,926,543   $1,942,336   $1,851,550
 Interest income                                                          10,436       12,908        9,193
 Other income                                                                360          360          355
                                                                     -----------  -----------   ----------
                                                                       1,937,339    1,955,604    1,861,098
                                                                     -----------  -----------   ----------
Expenses:
 Operating costs, net of reimbursements                                  509,617      511,595      559,646
 Depreciation                                                            500,956      496,191      485,039
 Management and leasing fees                                             260,350      253,238      240,214
 Property administration                                                  65,924       43,329       45,083
 Legal and accounting                                                          0       17,363       14,243
                                                                     -----------  -----------   ----------
                                                                       1,336,847    1,321,716    1,344,225
                                                                     -----------  -----------   ----------
Net income                                                            $  600,492   $  633,888   $  516,873
                                                                     ===========  ===========   ==========

Net income allocated to Wells Real Estate Fund IV                     $  225,632   $  238,478   $  195,580
                                                                     ===========  ===========   ==========

Net income allocated to Wells Real Estate Fund V                      $  374,860   $  395,410   $  321,293
                                                                     ===========  ===========   ==========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                       Wells Real        Wells Real           Total
                                                         Estate            Estate           Partners'
                                                        Fund IV            Fund V            Capital
                                                       ----------        -----------        ----------
Balance, December 31, 1996                             $4,748,276        $7,706,294         $12,454,570
 Net income                                               195,580           321,293             516,873
 Partnership contributions                                      0           159,974             159,974
 Partnership distributions                               (379,800)         (624,676)         (1,004,476)
                                                       ----------        ----------         -----------
Balance, December 31, 1997                              4,564,056         7,562,885          12,126,941
 Net income                                               238,478           395,410             633,888
 Partnership contributions                                      0            19,270              19,270
 Partnership distributions                               (415,107)         (688,398)         (1,103,505)
                                                       ----------        ----------         -----------
Balance, December 31, 1998                              4,387,427         7,289,167          11,676,594
 Net income                                               225,632           374,860             600,492
 Partnership contributions                                 42,091            69,929             112,020
 Partnership distributions                               (422,516)         (701,958)         (1,124,474)
                                                       ----------        ----------         -----------
Balance, December 31, 1999                             $4,232,634        $7,031,998         $11,264,632
                                                       ==========        ==========         ===========

                            Fund IV and V Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                       1999                1998                1997
                                                                ------------------  ------------------  --------------------
Cash flows from operating activities:
 Net income                                                           $   600,492         $   633,888         $   516,873
                                                                      -----------         -----------         -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                         500,956             496,191             485,039
     Changes in assets and liabilities:
       Accounts receivable                                                 63,893             (57,757)             (8,789)
       Prepaid expenses and other assets                                  (61,124)             13,862                 613
       Accounts payable                                                    (5,052)             10,791               4,362
       Due to affiliates                                                    8,789               6,401                 (92)
                                                                      -----------         -----------         -----------
         Total adjustments                                                507,462             469,488             481,133
                                                                      -----------         -----------         -----------
         Net cash provided by operating activities                      1,107,954           1,103,376             998,006
                                                                      -----------         -----------         -----------
Cash flows from investing activities:
 Investment in real estate                                               (115,706)                  0            (167,891)
                                                                      -----------         -----------         -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                112,020              19,270             159,974
 Distributions to joint venture partners                               (1,102,344)         (1,072,372)         (1,004,995)
                                                                      -----------         -----------         -----------
       Net cash used in financing activities                             (990,324)         (1,053,102)           (845,021)
                                                                      -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                        1,924              50,274             (14,906)
Cash and cash equivalents, beginning of year                              265,196             214,922             229,828
                                                                      -----------         -----------         -----------
Cash and cash equivalents, end of year                                $   267,120         $   265,196         $   214,922
                                                                      ===========         ===========         ===========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                           1999            1998             1997
                                                                      --------------  ---------------  ---------------
          Financial statement net income                                    $608,712        $574,034         $519,907
          Increase (decrease) in net income resulting from:
             Depreciation expense for financial reporting purposes
              in excess of amounts for income tax purposes                   166,632         163,319          157,038
             Expenses deductible when paid for income tax purposes,
              accrued for financial reporting purposes                         2,755           2,570             (884)
             Rental income accrued for financial reporting purposes
              less than (in excess of) amounts for income tax
              purposes                                                        36,052         (12,470)          11,469
           Other                                                                   0               0           (2,569)
                                                                            --------        --------         --------
          Income tax basis net income                                       $814,151        $727,453         $684,961
                                                                            ========        ========         ========

     The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                              1999                1998                1997
                                                                       ------------------  ------------------  -------------------
          Financial statement partners' capital                              $ 9,490,331         $ 9,939,003         $10,334,768
          Increase (decrease) in partners' capital resulting from:
             Depreciation expense for financial reporting purposes
              in excess of amounts for income tax purposes                       680,400             513,768             350,449
             Capitalization of organization costs for income tax
              purposes, which are accounted for as cost of capital
              for financial reporting purposes                                 1,735,988           1,735,988           1,735,988
             Accumulated rental income accrued for financial
              reporting purposes in excess of amounts for income tax
              purposes                                                          (154,354)           (190,406)           (177,936)
             Accumulated expenses deductible when paid for income
              tax purposes, accrued for financial reporting purposes              21,438              18,683              16,113
             Partnership's distributions payable                                 268,242             248,091             243,467
             Other                                                                (2,568)             (2,569)             (2,569)
                                                                             -----------         -----------         -----------
          Income tax basis partners' capital                                 $12,039,477         $12,262,558         $12,500,280
                                                                             ===========         ===========         ===========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                     2000                                                   $1,346,573
                     2001                                                    1,121,654
                     2002                                                      994,256
                     2003                                                      564,560
                     2004                                                      354,734
                    Thereafter                                               2,054,945
                                                                            ----------
                                                                            $6,436,722
                                                                            ==========

     Three tenants contributed 21%, 19%, and 18% of rental income. In addition, two tenants will contribute 45% and 22% of future minimum rental income.

     The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                     2000                                                   $1,366,588
                     2001                                                    1,205,853
                     2002                                                      987,163
                     2003                                                      684,719
                     2004                                                      620,139
                    Thereafter                                               4,716,703
                                                                            ----------
                                                                            $9,581,165
                                                                            ==========

     Two tenants contributed approximately 31% and 27% of rental income for the year ended December 31, 1999. In addition, one tenant will contribute approximately 71% of future minimum rental income.

     The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 1999 is as follows:

                    Year ending December 31:
                     2000                                                   $2,027,709
                     2001                                                    1,612,110
                     2002                                                    1,522,088
                     2003                                                      722,833
                     2004                                                      237,892
                    Thereafter                                                  97,599
                                                                            ----------
                                                                            $6,220,231
                                                                            ==========

     Two tenants contributed approximately 57% and 22% of rental income for the year ended December 31, 1999. In addition, one tenant will contribute approximately 60% of future minimum rental income.

 6.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                         1999 Quarters Ended
                                                 --------------------------------------------------------------------
                                                    March 31        June 30        September 30        December 31
                                                 --------------  --------------  -----------------  -----------------
Revenues                                               $177,358        $204,977           $135,381           $166,308
Net income                                              149,048         185,994            122,579            151,091
Net income allocated to Class A limited
 partners                                               149,048         185,994            122,579            151,091
Net income per Class A limited partner unit (a)        $   0.11        $   0.14           $   0.09           $   0.11
Cash distribution per Class A limited partner
 unit                                                      0.20            0.20               0.20               0.20

          (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                                         1998 Quarters Ended
                                                 --------------------------------------------------------------------
                                                     March 31         June 30        September 30        December 31
                                                 --------------- --------------- ------------------ -----------------
Revenues                                               $146,971        $208,024        $138,164           $162,678
Net income                                              131,848         187,279         121,019            133,888
Net income allocated to Class A limited
 partners                                               131,848         187,279         121,019            133,888
Net income per Class A limited partner unit            $   0.10        $   0.14        $   0.09           $   0.10
Cash distribution per Class A limited partner
 unit                                                      0.17            0.20            0.19               0.20

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

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                   Initial Cost
                                                                             --------------------------      Costs of
                                                  OWNER                                   Buildings and    Capitalized
              Description                         SHIP        Encumbrances      Land      Improvements     Improvements      Land
----------------------------------------         ------       ------------   ----------   -------------    ------------  -----------
STOCKBRIDGE VILLAGE (a)                            43%           None        $2,551,645     $        0     $ 7,885,370    $2,758,193

G.E. LIGHTING NATIONAL CUSTOMER CENTER (b)         43            None           529,546      4,158,223         422,504       573,582

MEDICAL CENTER PROJECT (c)                         38            None           479,386              0       4,028,426       512,344

JACKSONVILLE IBM BUILDING (d)                      38            None         1,384,751              0       7,653,356     1,499,190
                                                                             ----------   ------------     -----------   -----------
       Total                                                                 $4,945,328     $4,158,233     $19,989,656    $5,343,309
                                                                             ==========   ============     ===========   ===========

                                             Gross Amount at Which Carried at December 31, 1999
                                             --------------------------------------------------
                                                   Buildings and    Construction                   Accumulated      Date of
              Description                          Improvements     in Progress        Total      Depreciation   Construction
----------------------------------------     -------------------   -------------   -----------    ------------   ------------
STOCKBRIDGE VILLAGE (a)                           $ 7,678,822        $        0    $10,437,015     $  2,228,07       1991

G.E. LIGHTING NATIONAL CUSTOMER CENTER (b)          4,536,691                 0      5,110,273       1,194,511       1991

MEDICAL CENTER PROJECT (c)                          3,993,812             1,656      4,507,812         913,602       1992

JACKSONVILLE IBM BUILDING (d)                       7,538,917                 0      9,038,107       1,771,419       1992
                                              ------------------    ------------   -----------    ------------
       Total                                      $23,748,242        $    1,656    $29,093,207     $ 6,107,606
                                              ==================    ============   ===========    ============

                                                                         Life on Which
                                                    Date                  Depreciation
              Description                         Acquired               Is Computed (e)
----------------------------------------       -------------            -----------------
STOCKBRIDGE VILLAGE (a)                           04/04/91                20 to 25 years

G.E. LIGHTING NATIONAL CUSTOMER CENTER (b)        07/01/92                20 to 25 years

MEDICAL CENTER PROJECT (c)                        09/14/92                20 to 25 years

JACKSONVILLE IBM BUILDING (d)                     06/08/92                20 to 25 years
       Total


                    (a) Stockbridge Village is a 13.62-acre retail shopping
                        center located in Stockbridge, Georgia. It is owned by Fund III and IV Associates.

                    (b) The G.E. Lighting National Customer Center is a 43,000-
                        square-foot office building located in Richmond, Virginia. It is owned by Fund III and IV Associates.

                    (c) The Medical Center Project consists of a 17,847-square-
                        foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994. It is owned by Fund IV and V Associates.

                    (d) The Jacksonville IBM Building is a four-story, 88,600-
                        square-foot office building located in Jacksonville, Florida. It is owned by Fund IV and V Associates.

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

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                   Accumulated
                                                       Cost        Depreciation
                                                    -----------    ------------
BALANCE AT DECEMBER 31, 1996                        $28,675,722    $  2,995,886

 1997 additions                                         167,891       1,020,249
                                                    -----------    ------------
BALANCE AT DECEMBER 31, 1997                         28,843,613       4,016,135

 1998 additions                                         110,952         964,967
                                                    -----------    ------------
BALANCE AT DECEMBER 31, 1998                         28,954,565       4,981,102

 1999 additions                                         138,642       1,126,504
                                                    -----------    ------------
BALANCE AT DECEMBER 31, 1999                        $29,093,207    $  6,107,606
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