Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND IV L P
filed 2000-05-11
CIK 869712

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2000      or
                               -------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________________ to _____________________

Commission file number 0-20103
                       ---------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

         Georgia                           58-1915128
--------------------------------        ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia               30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
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

                                Yes    X     No ______
                                      ---

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART 1.        FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Balance Sheets - March 31, 2000
               and December 31, 1999......................................   3

               Statements of Income for the Three Months
               Ended March 31, 2000 and 1999..............................   4

               Statement of Partners' Capital for the Year Ended
               December 31, 1999 and the Three Months Ended
               March 31, 2000.............................................   5

               Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999.......................   6

               Condensed Notes to Financial Statements....................   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................................   8

PART II.       OTHER INFORMATION..........................................  14

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                                Balance Sheets

                 Assets                              March 31, 2000         December 31, 1999
                 ------                             --------------          -----------------
Investment in joint ventures (Note 2)                 $9,390,524                $9,463,148
Cash and cash equivalents                                 35,653                    45,573
Due from affiliates                                      184,217                   249,852
                                                      ----------                ----------
    Total assets                                      $9,610,394                $9,758,573
                                                      ==========                ==========

   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
Partnership distributions payable                        209,373                   268,242
                                                      ----------                ----------

   Total liabilities                                     209,373                   268,242
                                                      ----------                ----------

Partners' capital:
 Limited  partners
  Class A - 1,322,909 units outstanding                9,401,021                 9,490,331
  Class B - 38,551 units outstanding                           0                         0
                                                      ----------                ----------

   Total partners' capital                             9,401,021                 9,490,331
                                                      ----------                ----------

   Total liabilities and                              $9,610,394                $9,758,573
           partners' capital                          ==========                ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                       Three Months Ended
                                                       ------------------
                                               March 31, 2000       March 31, 1999
                                               --------------       --------------
Revenues:
     Interest income                             $    699             $  1,627
     Equity in income of joint
      ventures (Note 2)                           139,907              175,731
                                                 --------             --------
                                                  140,606              177,358
                                                  -------             --------

Expenses:
     Legal and accounting                          12,782                9,240
     Computer costs                                 1,867                2,820
     Partnership administration                     9,123               16,250
                                                  -------             --------
                                                   23,772               28,310
                                                 --------             --------
     Net income                                  $116,834             $149,048
                                                 ========             ========

Net income allocated to Class A
     Limited Partners                            $116,834             $149,048

Net loss allocated to Class B
 Limited Partners                                $      0             $      0

 Net income per Class A Limited
     Partner Unit                                $   0.09             $   0.11

Net loss per Class B Limited Partner
     Unit                                        $      0             $      0

Cash distribution per Class A
     Limited Partner Unit                        $   0.16             $   0.20

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                     AND THREE MONTHS ENDED MARCH 31, 2000


                                                            Limited  Partners
                                              ------------------------------------------------       Total
                                                      Class A            Class B                    Partners'
                                                      -------            -------
                                                Units       Amount       Units          Amount       Capital
                                                -----       ------       -----          ------       -------
BALANCE, December 31, 1998                     1,322,909     9,939,003     38,551            0         9,939,003

 Net income                                            0       608,712          0            0           608,712
 Partnership distributions                             0    (1,057,384)         0            0        (1,057,384)
                                               ---------    ----------     ------       ------        ----------
BALANCE, March 31, 1999                        1,322,909     9,490,331     38,551            0         9,490,331

 Net income                                            0       116,834          0            0           116,834
 Partnership distributions                             0      (206,144)         0            0          (206,144)
                                               ---------    ----------     ------       ------        ----------
BALANCE, March 31, 2000                        1,322,909    $9,401,021     38,551           $0        $9,401,021
                                               =========    ==========     ======       ======        ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                        ------------------
                                                                 March 31, 2000     March 31, 1999
                                                                 --------------     --------------
 Cash flow from operating activities:
  Net income                                                      $ 116,834            $ 149,048
                                                                  ---------            ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in income of joint ventures                        (139,907)            (175,731)
         Changes in assets and liabilities:
             Accounts payable                                             0               46,436
                                                                  ---------            ---------
                  Total Adjustments                                (139,907)            (129,295)
                                                                  ---------            ---------
                    Net cash provided by (used in)
                         operating activities                       (23,073)              19,753
                                                                  ---------            ---------
Cash flow from investing activities:
         Investment in joint ventures                               (16,686)             (33,727)
         Distributions received from joint ventures                 294,853              266,930
                                                                  ---------            ---------
             Net cash provided by investing activities              278,167              233,203
                                                                  ---------            ---------
Cash flow from in financing activities:
            Partnership distributions paid                         (265,014)            (247,839)
                                                                  ---------            ---------

                  Net (decrease) increase in cash and cash
                     equivalents                                     (9,920)               5,117

Cash and cash equivalents, beginning of year                         45,573              102,960
                                                                  ---------            ---------

Cash and cash equivalents, end of period                          $  35,653            $ 108,077
                                                                  =========            =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                March 31, 2000

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

The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. ( the "Fund III - Fund IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund
IV -Fund V Joint Venture").

As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Property"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

(b) Basis of Presentation
    ---------------------
The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

(2) Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in four properties as of March 31, 2000, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1999.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
    -------

As of March 31, 2000, the properties owned by the Partnership were 95% occupied as compared to 97% for March 31, 1999.

Gross revenues of the Partnership were $140,606 for the three months ended March 31, 2000, and $177,358 for the three months ended March 31, 1999. This decrease in gross revenues was due primarily to a decreased equity in joint ventures primarily at the Village Overlook Property and the IBM Jacksonville Property. Occupancy is down at Village Overlook and both properties had extra repair and maintenance expense. Expenses decreased slightly from $28,310 for the three months ended March 31, 1999 to $23,772 for the three months ended March 31, 2000, due to decreased partnership administrative expenses partially offset by an increase in legal and accounting expense. As a result, net income decreased to $116,834 for the three months ended March 31, 2000, as compared to $149,048 the same period ended March 31, 1999.

Cash and cash equivalents decreased at the end of the period due to decreased net income and an additional investment in joint ventures for the period ending March 31, 2000.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.16 per Unit for the three months ended March 31, 2000, as compared to distributions of $.20 per Class A Unit for the three months ended March 31, 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the first quarter of 2000 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures.

General Electric has elected not to renew its current lease for the G.E. Building, which expired March 31, 2000. Management had begun efforts to market and lease this building to one or more new tenants. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,250,000, which may vary significantly depending upon the ultimate tenant or tenants actually obtained for this property. It is likely that these costs will be required to be funded out of cash from operations of the Partnership and Wells Fund III, which is likely to cause a substantial reduction in distributions payable to Limited Partners in the year 2000.

Property Operations
-------------------

As of March 31, 2000, the Partnership owned interests in the following properties through joint ventures:

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                                   Three Months Ended
                                                                   ------------------
                                                        March 31, 2000           March 31, 1999
                                                        --------------           --------------
Revenues:
Rental Income                                              $360,380                 $364,385
                                                           --------                 --------

Expenses:
  Depreciation                                               80,193                   79,524
  Management & leasing expenses                              46,102                   49,785
  Other operating expenses                                  152,976                  114,977
                                                           --------                 --------
                                                            279,271                  244,286
                                                           --------                 --------

Net income                                                 $ 81,109                 $120,099
                                                           ========                 ========

Occupied %                                                     93.5%                    93.5%
Partnership Ownership % in the
    Fund IV - Fund V Joint Venture                             37.7%                    37.6%

Cash Distribution to Partnership                           $ 61,459                 $ 82,224

Net Income Allocated to the
  Partnership                                              $ 30,551                 $ 45,127

Rental income for the IBM Jacksonville Property remained relatively stable in 2000, as compared to 1999. Operating expenses increased in 2000 due to repairs and maintenance on the irrigation system and on the parking lot lighting on the property. Cash distributions decreased for 2000 compared to 1999 due to capital improvements funded from cash flow. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased the ownership interest in the Fund IV - Fund V Joint Venture.

The Village Overlook Property/Fund IV - Fund V Joint Venture
------------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                      March 31, 2000        March 31, 1999
                                                      --------------        --------------
Revenues:
Rental Income                                            $135,151              $144,578
Interest Income                                             1,131                   575
                                                         --------              --------
                                                          136,282               145,153
                                                         --------              --------

Expenses:
  Depreciation                                             46,057                44,524
  Management & leasing expenses                             9,759                17,773
  Other operating expenses                                 74,685                45,404
                                                         --------              --------
                                                          130,501               107,701
                                                         --------              --------

Net income                                               $  5,781              $ 37,452
                                                         ========              ========

Occupied %                                                     82%                   92%
Partnership Ownership %
    Fund IV - Fund V Joint Venture                           37.7%                 37.6%


Cash Distribution to Partnership                         $ 13,695              $ 27,490

Net income allocated to the Partnership                  $  2,178              $ 14,073

Rental income and management and leasing expenses decreased in 2000, as compared to 1999, due primarily to a decrease in the occupancy level of the property. Operating expenses increased in 2000, over 1999 due to extraordinary repairs and maintenance of the common area floor space. Cash distributions decreased for 2000, compared to 1999, due to capital improvements funded from cash flow. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased its ownership interest in the Fund IV - Fund V Joint Venture.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                       March 31, 2000         March 31, 1999
                                                       --------------         --------------
Revenues:
Rental Income                                           $131,856               $131,856
                                                        --------               --------

Expenses:
  Depreciation                                            49,056                 49,059
  Management & leasing expenses                           10,179                 10,095
  Other operating expenses                                 4,147                  1,245
                                                        --------               --------
                                                          63,382                 60,399
                                                        --------               --------

Net income                                              $ 68,474               $ 71,457
                                                        ========               ========

Occupied %                                                   100%                   100%

Partnership Ownership %                                     42.8%                  42.8%

Cash Distribution to Partnership                        $ 54,230               $ 54,284

Net Income allocated to the Partnership                 $ 29,299               $ 30,524

Rental income has remained constant for 2000 and 1999. Net income and cash distributions generated from the G.E. Building decreased in the first quarter of 2000, as compared to the same period for 1999, due primarily to an increase in travel expenses related to re-leasing this building.

G.E. has decided not to renew their lease which expires March 31, 2000. Management had begun its efforts during the 3rd quarter of 1999, to lease the building to one or more tenants. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000.

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                       March 31, 2000         March 31, 1999
                                                       --------------         --------------
Revenues:
Rental income                                           $309,108               $325,170
Interest income                                            3,400                  3,500
                                                        --------               --------
                                                         312,508                328,670
                                                        --------               --------

Expenses:
  Depreciation                                            89,043                 88,184
  Management & leasing expenses                           34,972                 33,184
  Other operating expenses                                 6,482                 17,338
                                                        --------               --------
                                                         130,497                138,706
                                                        --------               --------

Net income                                              $182,011               $189,964
                                                        ========               ========

Occupied %                                                    98%                   100%

Partnership Ownership %                                     42.8%                  42.8%

Cash Distribution to Partnership                        $ 99,834               $119,544

Net Income allocated to the
  Partnership                                           $ 77,879               $ 81,155

Rental income decreased in 2000, as compared to 1999, due to two leases which expired and were not renewed. Other operating expenses decreased due primarily to differences in the adjustment for prior year common area maintenance billing to tenants and decreased expenditures for roof repairs in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements of $29,000 in early 2000.

                         PART  II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WELLS REAL ESTATE FUND IV, L.P.
                          (Registrant)


Dated: May 11, 2000          By:  /s/ Leo F. Wells, III
                                ----------------------------------------------
                             Leo F. Wells, III, as
                             Individual General
                             Partner and as President, Sole Director and Chief
                             Financial Officer of Wells Capital,
                             Inc., the General Partner of Wells Partners, L.P.