Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND IV L P
filed 2000-08-11
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 2000                   or
                              ----------------------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                  to
                               ----------------    -------------------

Commission file number                  0-20103
                      --------------------------------------------------------

                        Wells Real Estate Fund IV, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                    58-1915128
-----------------------------------------    ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

6200 The Corners Parkway Suite 250,  Norcross, Georgia               30092
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------
          PART 1.     FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets - June 30, 2000
          and December 31, 1999 ....................................     3

         Statements of Income for the Three Months and Six Months
          Ended June 30, 2000 and 1999 .............................     4

         Statement of Partners' Capital for the Year Ended
          December 31, 1999 and the Six Months Ended June 30, 2000..     5

         Statements of Cash Flows for the Six Months Ended June 30,
          2000 and 1999 ............................................     6

         Condensed Notes to Financial Statements....................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .............     8

PART II. OTHER INFORMATION .........................................    14

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                                 Balance Sheets

                 Assets                              June 30, 2000                  December 31, 1999
----------------------------------------  ------------------------------------  --------------------------
Investment in joint ventures (Note 2)                $9,275,779                         $9,463,148
Cash and cash equivalents                                37,617                             45,573
Due from affiliates                                     168,815                            249,852
                                                     ----------                         ----------
          Total assets                               $9,482,211                         $9,758,573
                                                     ==========                         ==========
Liabilities and Partners' Capital
---------------------------------
Liabilities:
Partnership distributions payable                         3,531                            268,242
                                                     ----------                         ----------
           Total liabilities                              3,531                            268,242
                                                     ----------                         ----------
 Partners' capital:
  Limited  partners
  Class A - 1,322,909 units outstanding               9,478,680                          9,490,331
  Class B - 38,551 units outstanding                          0                                  0
                                                     ----------                         ----------
  Total partners' capital                             9,478,680                          9,490,331
                                                     ----------                         ----------
  Total liabilities and partners' capital            $9,482,211                         $9,758,573
                                                     ==========                         ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                        Three Months Ended                                Six Months Ended
                                             -----------------------------------------          ---------------------------------
                                                June 30, 2000        June 30, 1999              June 30, 2000          June 30, 1999
                                             -------------------  --------------------          --------------        --------------
Revenues:
  Interest income                                 $   511                $      0                 $  1,211                $    698
  Equity in earnings of joint
   ventures (Note 2)                               99,069                 204,977                  238,976                 380,708
                                                  -------                --------                 --------                --------
                                                   99,580                 204,977                  240,187                 381,406
                                                  -------                --------                 --------                --------
Expenses:
  Legal & accounting                                2,743                   3,492                   15,525                  12,732
  Computer costs                                    3,026                   2,632                    4,893                   5,452
  Partnership administration                       16,153                  12,859                   25,276                  28,180
                                                  -------                --------                 --------                --------
                                                   21,922                  18,983                   45,694                  46,364
                                                  -------                --------                 --------                --------
  Net income                                      $77,658                $185,994                 $194,493                $335,042
                                                  =======                ========                 ========                ========
Net income allocated to Class
  A Limited Partners                              $77,658                $185,994                 $194,493                $335,042

Net loss allocated to Class B
  Limited Partners                                $     0                $      0                 $      0                $      0

Net income per Class A Limited
  Partner Unit                                    $   .06                $    .14                 $   0.15                $   0.25

Net loss per Class B
  Limited Partner Unit                            $  0.00                $   0.00                 $   0.00                $   0.00

Cash distribution per Class A
  Limited Partner Unit                            $  0.00                $   0.19                 $   0.16                $   0.40

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                       AND SIX MONTHS ENDED JUNE 30, 2000



                                                                 Limited  Partners
                                              --------------------------------------------------------
                                                      Class A           Class B                                  Total
                                                     --------          --------                                 Partners'
                                                 Units       Amount         Units          Amount                Capital
                                              ----------  ------------  -------------  ---------------      --------------
BALANCE, December 31, 1998                     1,322,909    9,939,003          38,551          0                9,939,003

   Net income                                          0      608,712               0          0                  608,712
   Partnership distributions                           0   (1,057,384)              0          0               (1,057,384)
                                               ---------  -----------          ------         --               ----------
BALANCE, December 31, 1999                     1,322,909    9,490,331          38,551          0                9,490,331

  Net income                                           0      194,493               0          0                  194,493
  Partnership distributions                            0     (206,144)              0          0                 (206,144)
                                               ---------  -----------          ------         --               ----------
  BALANCE, June 30, 2000                       1,322,909  $ 9,478,680          38,551         $0              $ 9,478,680
                                               =========  ===========          ======         ==              ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                      Six Months Ended
                                                                      -----------------
                                                                June 30, 2000    June 30, 1999
                                                               ---------------  ---------------
Cash flow from operating activities:
  Net income                                                        $ 194,493       $ 335,042
                                                                    ---------       ---------
      Adjustments to reconcile net income to net cash
      used in by operating activities:
         Equity in income of joint ventures                          (238,976)       (380,708)
         Changes in assets and liabilities:
             Accounts payable                                               0          (4,244)
             Due to affiliates                                              0               0
                                                                    ----------      ---------
                  Total adjustments                                  (238,976)       (384,952)
                                                                    ----------      ---------
                    Net cash used in operating activities             (44,483)        (49,910)
                                                                    ----------      ---------
Cash flow from investing activities:
         Investment in joint ventures                                 (16,686)        (51,290)
         Distributions received from joint ventures                   524,069         550,471
                                                                    ----------      ---------
                    Net cash provided by investing activities         507,383         499,181
                                                                    ----------      ---------
Cash flow from in financing activities:
         Partnership distributions paid                              (470,856)       (506,126)
                                                                    ---------       ---------

                    Net decrease in cash and cash equivalents          (7,956)        (56,855)

Cash and cash equivalents, beginning of year                           45,573         102,960
                                                                    ---------       ---------

Cash and cash equivalents, end of period                            $  37,617       $  46,105
                                                                    =========       =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                                 June 30, 2000

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

As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Property"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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


(2) Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in four properties as of June 30, 2000, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS
 --------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a)   General
---   -------

As of June 30, 2000, the properties owned by the Partnership were 78.8% occupied as compared to 91.2% for June 30, 1999.

Gross revenues of the Partnership were $240,187 for the six months ended June 30, 2000, and $381,406 for the six months ended June 30, 1999. This decrease in gross revenues was due primarily to General Electric not renewing its lease, which expired March 31, 2000 and a decreased equity in joint ventures primarily at the Village Overlook Property and the IBM Jacksonville Property. Occupancy is down at Village Overlook and both Village Overlook and the IBM properties had extra repair and maintenance expense. Expenses decreased slightly from $46,364 for the six months ended June 30, 1999 to $45,694 for the six months ended June 30, 2000, due to decreased partnership administrative expenses partially offset by an increase in legal and accounting expense. As a result, net income decreased to $194,493 for the six months ended June 30, 2000, as compared to $335,042 the same period ended June 30, 1999.

Cash and cash equivalents decreased at the end of the as a result of receiving less distribution from joint ventures.

There were no cash distributions to Limited Partners holding Class A Units for the second quarter of 2000, as compared to distributions of $0.19 per unit for the second quarter of 1999. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended June 30, 2000 and 1999. Substantially, all cash generated from the operations of properties owned by the Partnership is being reserved to fund the required tenant improvements and refurbishments at the G.E. Building. G.E.'s lease expired March 31, 2000 and management is currently in negotiations with a new tenant to lease the building. The cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000 and will be funded by the Partnership and Wells Fund III.

Property Operations
-------------------

As of June 30, 2000, the Partnership owned interests in the following properties through joint ventures:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                            Three Months Ended                          Six Months Ended
                                  -----------------------------------------    ------------------------------------
                                      June 30, 2000        June 30, 1999           June 30, 2000     June 30, 1999
                                  -------------------  --------------------    -----------------  -----------------
Revenues:
 Rental income                          $319,132               $321,880              $628,240            $647,050
 Interest income                             968                  2,800                 4,368               6,300
                                        --------               --------              --------            --------
                                         320,100                324,680               632,608             653,350
                                        --------               --------              --------            --------
Expenses:
 Depreciation                             90,517                 89,126               179,560             177,310
 Management & leasing expenses            29,952                 29,466                64,924              62,650
 Other operating expenses                 15,213                (20,081)               21,695              (2,743)
                                        --------               --------              --------            --------
                                         135,682                 98,511               266,179             237,217
                                        --------               --------              --------            --------
Net income                              $184,418               $226,169              $366,429            $416,133
                                        ========               ========              ========            ========
Occupied Percentage                           98%                   100%                   98%                100%

Partnership Ownership Percentage            42.8%                  42.8%                 42.8%               42.8%

Cash distributed to the Partnership     $116,633               $134,561              $216,467            $254,105

Net income allocated to the
 Partnership                            $ 78,910               $ 96,774              $156,789            $177,929

Rental income decrease in 2000, as compared to 1999, due to two leases which expired and were not renewed. One of the unoccupied spaces has been released in the first quarter of 2000. Other operating expenses increased due primarily to differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements paid of $29,000 in early 2000 and the decrease in rental income and increase in other operating expenses.

The G.E. Building/Richmond-Fund III-Fund IV Joint Venture
---------------------------------------------------------

                                          Three Months Ended                       Six Months Ended
                               -----------------------------------------  -------------------------------------
                                  June 30, 2000        June 30, 1999        June 30, 2000      June 30, 1999
                               -------------------  --------------------  -----------------  ------------------
Revenues:
 Rental income                         $      0            $131,856            $131,856           $263,712

Expenses:
 Depreciation                            49,056              49,053              98,112             98,112
 Management & leasing expenses                0              10,179              10,179             20,274
 Other operating expenses                42,975               2,113              47,122              3,358
                                       --------            --------            --------           --------
                                         92,031              61,345             155,413            121,744
                                       --------            --------            --------           --------

Net income                             $(92,031)           $ 70,511            $(23,557)          $141,968
                                       ========            ========            ========           ========

Occupied Percentage                           0%              100.0%                  0%             100.0%

Partnership Ownership Percentage           42.8%               42.8%               42.8%              42.8%

Cash distributed to the Partnership    $(21,151)           $ 55,100            $ 33,079           $109,384

Net income allocated to the
 Partnership                           $(39,379)           $ 30,170            $(10,080)          $ 60,694

Rental income, net income and cash distributions generated from the G.E. Building decreased in the second quarter of 2000, as compared to 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expense has increased due to the fact that G.E. no longer pays for the buildings operating costs such as property taxes, electricity and various other expenses. Management is currently in negotiations to lease the building to a tenant. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,250,000.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                              Three Months Ended                Six Months Ended
                                        ------------------------------  --------------------------------
                                        June 30, 2000   June 30, 1999   June 30,2000     June 30,1999
                                        --------------  --------------  -------------  -----------------
Revenues:
Rental Income                              $361,564        $376,096       $721,944           $740,482

Expenses:
  Depreciation                               80,193          79,524        160,386            159,048
  Management & leasing expenses              46,016          55,114         92,118            104,899
  Other operating expenses                  114,743          54,045        267,719            169,022
                                           --------        --------       --------           --------
                                            240,952         188,683        520,223            432,969
                                           --------        --------       --------           --------
Net income                                 $120,612        $187,413       $201,721           $307,513
                                           ========        ========       ========           ========
Occupied Percentage                              94%             94%            94%                94%

Partnership Ownership Percentage               37.7%           37.6%          37.7%              37.6%

Cash Distribution to Partnership           $ 85,448        $103,033       $146,907           $185,257

Net Income Allocated to the
  Partnership                              $ 45,431        $ 70,420       $ 75,982           $115,547



Rental income decreased in 2000 as compared to 1999, even though occupancy remained the same due to holdover rent from 1998 received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, due to substantial increase in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building. Net income allocated to the Partnership decreased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 compared to 1999, due to capital improvements funded from cash flow and decreased net income. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Village Overlook Property/Fund IV - Fund V Joint Venture
------------------------------------------------------------

                                              Three Months Ended               Six Months Ended
                                        ------------------------------  --------------------------------
                                        June 30, 2000   June 30, 1999   June 30,2000     June 30, 1999
                                        --------------  --------------  -------------  -----------------
Revenues:
Rental Income                              $145,948        $121,106       $281,099           $265,684
Interest Income                               2,339           2,404          3,470              2,979
                                           --------        --------       --------           --------
                                            148,287         123,510        284,569            268,663
                                           --------        --------       --------           --------
Expenses:
  Depreciation                               47,001          44,524         93,058             89,048
  Management & leasing expenses              11,844          14,114         31,627             31,887
  Other operating expenses                   52,254          31,696        116,915             77,100
                                           --------        --------       --------           --------
                                            111,099          90,334        241,600            198,035
                                           --------        --------       --------           --------
Net income                                 $ 37,188        $ 33,176       $ 42,969           $ 70,628
                                           ========        ========       ========           ========

Occupied Percentage                              82%             50%            82%                50%

Partnership Ownership Percentage               37.7%           37.6%          37.7%              37.6%

Cash Distribution to Partnership           $ 32,882        $ 27,865       $ 46,577           $ 55,355

Net Income Allocated to the
  Partnership                              $ 14,007        $ 12,466       $ 16,185           $ 26,538


Rental income for the Village Overlook Property increased in 2000 over 1999, due primarily to an increase in the occupancy level of the property. Operating expenses increased in 2000 over 1999 due to a substantial increase in repairs and maintenance costs associated with common area floor space. As a result of these expenses, net income decreased for the six months ended June 30, 2000, as compared to the same period in 1999. Cash distributions decreased for 2000, compared to 1999, due to capital improvements funded from cash flow and decreased net income. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased its ownership interest in the Fund IV - Fund V Joint Venture

                          PART  II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the second quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WELLS REAL ESTATE FUND IV, L.P.
                             (Registrant)


Dated: August 11, 2000                By:  /s/ Leo F. Wells, III
                                         ---------------------------
                                      Leo F. Wells, III, as Individual General
                                      Partner and as President, Sole Director
                                      and Chief Financial Officer of Wells
                                      Capital, Inc., the General Partner of
                                      Wells Partners, L.P.