Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND IV L P
filed 2000-11-13
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000 or
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-20103
                      ---------

                        Wells Real Estate Fund IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                           58-1915128
--------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia        30092
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

                              Yes   X      No____
                                  -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IV, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------
     PART 1.    FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Balance Sheets - September 30, 2000
              and December 31, 1999 .................................................. 3

              Statements of Income for the Three Months and Nine Months
              Ended September 30, 2000 and 1999....................................... 4

              Statement of Partners' Capital for the Year Ended
              December 31, 1999 and the Nine Months Ended
              September 30, 2000...................................................... 5

              Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999................................ 6

              Condensed Notes to Financial Statements................................. 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ............................................................. 8

PART II.   OTHER INFORMATION..........................................................14

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                                Balance Sheets


            Assets                               September 30, 2000     December 31, 1999
            ------                               ------------------     -----------------
Investment in joint ventures (Note 2)                $ 9,275,154           $ 9,463,148
Cash and cash equivalents                                121,991                45,573
Due from affiliates                                      179,071               249,852
                                                     -----------           -----------


     Total assets                                    $ 9,576,216           $ 9,758,573
                                                     ===========           ===========




     Liabilities and Partners' Capital
     ---------------------------------

  Liabilities:
  Partnership distributions payable                        3,003               268,242
                                                     -----------           -----------

      Total liabilities                                    3,003               268,242
                                                     -----------           -----------

 Partners' capital:
  Limited partners
   Class A - 1,322,909 units outstanding               9,573,213             9,490,331
    Class B - 38,551 units outstanding                         0                     0
                                                     -----------           -----------

     Total partners' capital                           9,573,213             9,490,331
                                                     -----------           -----------

     Total liabilities and partners' capital         $ 9,576,216           $ 9,758,573
                                                     ===========           ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                           Three Months Ended            Nine Months Ended
                                                           ------------------            -----------------
                                                      Sept 30, 2000  Sept 30, 1999  Sept 30, 2000  Sept 30,1999
                                                      -------------  -------------  -------------  ------------
Revenues:
   Equity in income of joint ventures (Note 2)            $102,355       $135,099      $341,331      $515,807
   Interest income                                           3,070            282         4,281           980
                                                          --------       --------      --------      --------
                                                           105,425        135,381       345,612       516,787
                                                          --------       --------      --------      --------

Expenses:
   Legal and accounting                                        450            200        15,975        12,932
   Computer costs                                            1,954          2,558         6,847         8,010
   Partnership administration                                8,488         10,044        33,764        38,224
                                                          --------       --------      --------      --------
                                                            10,892         12,802        56,586        59,166
                                                          --------       --------      --------      --------
   Net income                                             $ 94,533       $122,579      $289,026      $457,621
                                                          ========       ========      ========      ========

Net income allocated to Class A
   Limited Partners                                       $ 94,533       $122,579      $289,026      $457,621

Net loss allocated to Class B
   Limited Partners                                       $      0       $      0      $      0      $      0

Net income per Class A
   Limited Partner unit                                   $   0.07       $   0.09      $   0.22      $   0.35

Net loss per Class B
   Limited Partner unit                                   $      0       $      0      $      0      $      0

Cash distribution per Class A
   Limited Partner unit                                   $   0.00       $   0.20      $   0.00      $   0.60

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                   AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                        Limited  Partners
                                              ------------------------------------
                                               Class A                     Class B                 Total
                                               -------                     -------                Partners'
                                         Units       Amount         Units          Amount         Capital
                                       ---------  ------------    ---------     ------------   -------------
BALANCE, December 31, 1998             1,322,909    9,939,003        38,551               0       9,939,003

    Net income                                 0      608,712             0               0         608,712
    Partnership
     distributions                             0   (1,057,384)            0               0      (1,057,384)
                                       ---------  -----------        ------           -----     -----------
BALANCE, December 31, 1999             1,322,909    9,490,331        38,551               0       9,490,331

    Net income                                 0      289,026             0               0         289,026
    Partnership
     distributions                             0     (206,144)            0               0        (206,144)
                                       ---------  -----------        ------           -----     -----------
BALANCE, September 30, 2000            1,322,909  $ 9,573,213        38,551           $   0     $ 9,573,213
                                       =========  ===========        ======           =====     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                      -----------------
                                                                Sept 30, 2000   Sept 30, 1999
                                                                -------------   -------------
Cash flow from operating activities:
  Net income                                                       $ 289,026       $ 457,621
                                                                   ---------       ---------
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in income of joint ventures                         (341,331)       (515,807)
         Changes in assets and liabilities:
         Accounts payable                                                  0          (4,244)
                                                                   ---------       ---------
                  Total Adjustments                                 (341,331)       (520,051)
                                                                   ---------       ---------
                    Net cash used in
                         operating activities                        (52,305)        (62,430)
                                                                   ---------       ---------
Cash flow from investing activities:
      Investment in Joint venture                                   (117,776)        (65,371)
      Distributions received from joint ventures                     717,882         871,030
                                                                   ---------       ---------
         Net cash provided by investing activities                   600,106         805,659
                                                                   ---------       ---------
Cash flow used in financing activities:
         Partnership distributions paid                             (471,383)       (772,073)
                                                                   ---------       ---------

               Net increase (decrease) in cash and cash
                     equivalents                                      76,418         (28,844)

Cash and cash equivalents, beginning of year                          45,573         102,960
                                                                   ---------       ---------

Cash and cash equivalents, end of period                           $ 121,991       $  74,116
                                                                   =========       =========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.
                    (A Georgia  Public Limited Partnership)

                    Condensed Notes to Financial Statements
                              September 30, 2000

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

As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property", formerly the "Medical Center Building"), which are owned by the Fund IV - Fund V Joint Venture, and
(iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Building"), which is owned by the Fund IV -Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

(2) Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in four properties as of September 30, 2000, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1999.



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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of September 30, 2000, the properties owned by the Partnership were 78.6% occupied as compared to 91.7% as of September 30, 1999. Gross revenues of the Partnership were $105,425 for the three months ended September 30, 2000, and $345,612 for the nine months ended September 30, 2000, as compared to $135,381 for the three months ended September 30, 1999 and $516,787 for the nine months ended September 30, 1999. This decrease in revenues was due primarily to General Electric not renewing its lease which expired March 31, 2000 and extra repair and maintenance expense during the first half of the year at the Village Overlook and IBM Jacksonville Properties. Interest income increased due to the reserving of distributions to fund new tenant buildout at the GE Property.

Expenses of the Partnership remained relatively stable.

The Partnership's increase in cash and cash equivalents from $74,116 as of September 30, 1999, to $121,991 as of September 30, 2000, is the result of reserving second quarter distributions to limited partners partially offset by additional investment in the Fund III - Fund IV Joint Venture.

There were no cash distributions to Limited Partners holding Class A Units for the second and third quarters of 2000, as compared to distributions of $0.20 per unit for the third quarter of 1999. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the three months ended September 30, 2000 and 1999. Substantially, all cash generated from the operations of properties owned by the Partnership is being reserved to fund the required tenant improvements and refurbishments at the G.E. Building. G.E.'s lease expired March 31, 2000 and as of October 4, 2000, the entire building has been leased to the Reciprocal Group for a term of eight years with occupancy expected in early February, 2001. The cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, and will be funded by the Partnership and Wells Fund III. As of September 30, 2000, the Partnership has funded $117,776 toward these costs.

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following properties through joint ventures:


The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                 Three Months Ended                  Nine Months Ended
                                                 ------------------                  -----------------
                                           Sept 30, 2000     Sept 30, 1999     Sept 30, 2000    Sept 30, 1999
                                           -------------     -------------     -------------    -------------
 Revenues:
   Rental income                              $320,538          $310,697          $948,778         $957,747
   Interest Income                                 374             2,800             4,742            9,100
                                              --------          --------          --------         --------
                                               320,912           313,497           953,520          966,847
                                              --------          --------          --------         --------

Expenses:
   Depreciation                                 91,254            89,214           270,814          266,524
   Management and leasing expenses              28,315            28,163            93,239           90,813
   Other operating expenses                     (7,916)           16,059            13,779           13,316
                                              --------          --------          --------         --------
                                               111,653           133,436           377,832          370,653
                                              --------          --------          --------         --------

Net income                                    $209,259          $180,061          $575,688         $596,194
                                              ========          ========          ========         ========

Occupied %                                          98%               95%               98%              95%

Partnership's Ownership %                         42.8%             42.8%             42.8%            42.8%

Cash Distributed to the Partnership           $130,101          $115,752          $346,568         $369,857

Net income allocated to the Partnership       $ 89,538          $ 77,045          $246,327         $254,974

Rental income decreased in 2000, as compared to 1999, due to two leases which expired in the third quarter of 1999 and were not renewed which decreased the occupancy percentage in 1999. One of the unoccupied spaces has been released in the first quarter of 2000. Other operating expenses decreased for the three months ended September 30, 2000, as compared to the same period in 1999, due primarily to timing differences in the adjustment for prior year common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions are lower in 2000, as compared to 1999, due primarily to capitalized tenant improvements of $29,000 in early 2000 and the decrease in rental income.

The G.E. Building/Richmond / Fund III - Fund IV Joint Venture
-------------------------------------------------------------

                                                    Three Months Ended                  Nine Months Ended
                                                    ------------------                  -----------------
                                              Sept 30, 2000     Sept 30, 1999     Sept 30, 2000    Sept 30, 1999
                                              -------------     -------------     -------------    -------------
Revenues:
   Rental income                                 $      0          $131,857         $ 131,856         $395,569
                                                 --------          --------         ---------         --------

Expenses:
   Depreciation                                    49,053            49,053           147,168          147,165
   Management and leasing expenses                      0            10,178            10,179           30,452
   Other operating expenses                        40,976               (44)           88,098            3,314
                                                 --------          --------         ---------         --------
                                                   90,032            59,187           245,445          180,931
                                                 --------          --------         ---------         --------

Net income                                       $(90,032)         $ 72,670         $(113,589)        $214,638
                                                 ========          ========         =========         ========

Occupied %                                              0%              100%                0%             100%

Partnership's Ownership %                            42.8%             42.8%             42.8%            42.8%

Cash Distribution to Partnership                 $(14,770)         $ 56,024         $  18,309         $165,408

Net Income allocated to the Partnership          $(38,523)         $ 31,095         $ (48,603)        $ 91,789

Rental income, net income and cash distributions generated from the G.E. Building decreased in the second and third quarters of 2000, as compared to 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expense has increased due to the fact that G.E. no longer pays for the buildings operating costs such as property taxes, electricity and various other expenses. As of October 4, 2000, the entire building has been leased to the Reciprocal Group for a term of eight years with occupancy expected in early February, 2001. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, of which the Partnership has funded $117,776 as of September 30, 2000.

IBM Jacksonville /Fund IV - Fund V Joint Venture
------------------------------------------------

                                                      Three Months Ended              Nine Months Ended
                                                      ------------------              -----------------
                                                Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                -------------   -------------   -------------   -------------
   Revenues:
   Rental Income                                   $358,046        $370,168       $1,079,990      $1,110,650
                                                   --------        --------       ----------      ----------

   Expenses:
     Depreciation                                    80,193          80,089          240,579         239,137
     Management & leasing expenses                   61,518          51,529          153,636         156,428
     Other operating expenses                        99,869         113,362          367,588         282,384
                                                   --------        --------       ----------      ----------
                                                    241,580         244,980          761,803         677,949
                                                   --------        --------       ----------      ----------

   Net income                                      $116,466        $125,188       $  318,187      $  432,701
                                                   ========        ========       ==========      ==========

   Occupied %                                            94%             94%              94%             94%

   Partnership's Ownership %                           37.7%           37.6%            37.7%           37.6%

   Cash Distribution to Partnership                $ 83,887        $ 84,349       $  230,794      $  269,606

   Net Income allocated to the
     Partnership                                   $ 43,869        $ 47,039       $  119,851      $  162,585

     Rental income decreased in 2000 as compared to 1999, even though occupancy remained the same due to holdover rent from 1998 received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, due to substantial increase in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building during the second quarter of 2000, but decreased for the three months ended September 30, 2000. Net income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 compared to 1999, due to capital improvements funded from cash flow and decreased net income. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased the Partnership's ownership interest in the Fund IV - Fund V Joint Venture.

The Village Overlook Property (formerly The Medical Center Property)/Fund IV -
------------------------------------------------------------------------------
Fund V Joint Venture
--------------------

                                             Three Months Ended               Nine Months Ended
                                             ------------------               -----------------
                                         Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                         -------------   -------------   -------------   -------------
Revenues:
  Rental income                             $137,937        $ 75,057        $419,036        $340,741
  Interest income                              3,568           4,224           7,038           7,203
                                            --------        --------        --------        --------
                                             141,505          79,281         426,074         347,944
                                            --------        --------        --------        --------
Expenses:
  Depreciation                                46,907          44,871         139,965         133,919
  Management & leasing expenses               13,872           8,609          45,499          40,496
  Other operating expenses                    60,894          79,241         177,809         156,341
                                            --------        --------        --------        --------
                                             121,673         132,721         363,273         330,756
                                            --------        --------        --------        --------

Net income (loss)                           $ 19,832        $(53,440)       $ 62,801        $ 17,188
                                            ========        ========        ========        ========

Occupied %                                        80%             62%             80%             62%

Partnership's Ownership %                       37.7%           37.6%           37.7%           37.6%

Cash Distribution to Partnership            $  4,854        $      0        $ 51,431        $ 51,685

Net Income (Loss) Allocated to the
  Partnership                               $  7,471        $(20,080)       $ 23,656        $  6,458

Rental income for the Village Overlook Property increased in 2000, over 1999, due primarily to an increase in the occupancy level of the property. Operating expenses increased for the nine months ended September 30, 2000, over the same period in 1999, due to a substantial increase in repairs and maintenance costs associated with common area floor space. Net income increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to the increase in rental income. Rental income increased for the three months ended September 30, 2000, as compared to the same period in 1999, due to the increased occupancy level of the property. Total expenses decreased for the three month period ended September 30, 2000, as compared to the same period for 1999 due largely to the decrease in operating expenses. Cash distributions and net income allocated to the Partnership increased for the three month period increased for the period ended September 30, 2000, over the same period in 1999.

Even though net income increased, cash distributions remained stable for the nine months ended September 30, 2000, as compared to the same period in 1999. This was due to capital improvements being funded from cash flow. The Partnership contributed cash fundings to the Joint Venture for tenant improvements and this increased its ownership interest in the Fund IV - Fund V Joint Venture.

                          PART II - OTHER INFORMATION

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WELLS REAL ESTATE FUND IV, L.P.
                              (Registrant)


Dated: November 10, 2000        By:  /s/ Leo F. Wells, III
                                   ---------------------------------------------
                                   Leo F. Wells, III, as Individual General
                                   Partner and as President, Sole Director
                                   and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.