Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND IV L P
filed 2001-03-28
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                December 31, 2000              or
                         -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________________________to_________________
Commission file number                      0-20103
                       --------------------------------------------------------
                       Wells Real Estate Fund IV, L. P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                          58-1915128
------------------------------------            ---------------------------------------
State or other jurisdiction of                  (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Suite 250 Norcross, GA               30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
                                                   -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class              Name of exchange on which registered
-------------------------------------      ------------------------------------
                NONE                                       NONE
-------------------------------------      ------------------------------------

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

Yes   X            No ____
    -----

Aggregate market value of the voting stock held by non-affiliates:
Not Applicable
--------------

                                    PART I
                                    ------

ITEM 1. BUSINESS
----------------

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

The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. ( the "Fund III - Fund IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the
"Fund IV-Fund V Joint Venture").

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "Reciprocal Group Building, formerly known as the G.E. Building/Richmond"), which is owned by the Fund III - Fund IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Project"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2. PROPERTIES.
-------------------

The Partnership owns interest in four properties through its investment in joint ventures of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 79.15% occupied, as compared to 91.72% at December 31, 1999 and 97% at December 31, 1998.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                   Partnerships
Year of        Number of                         Annualized          Share of              Percentage of        Percentage of
Lease           Leases           Square          Gross Base         Annualized             Total Square       Total Annualized
Expiration     Expiring       Feet Expiring        Rent(1)       Gross Base Rent(1)        Feet Expiring          Base Rent
--------------------------------------------------------------------------------------------------------------------------------
2001               1               1,750            27,125             11,607                   0.86%                 1.20%
2002              11              35,853           493,779            207,615                  17.70%                21.77%
2003(2)            8              84,783           598,034            231,952                  41.85%                26.36%
2004               4              10,664           198,753             76,231                   5.26%                 8.76%
2005               9              21,426           279,057            111,727                  10.58%                12.30%
2006               0                   0                 0                  0                    0.0%                 0.00%
2007               0                   0                 0                  0                    0.0%                 0.00%
2008               1               5,124            93,341             39,941                   2.53%                 4.11%
2009(3)            1              43,000           578,340            247,472                  21.22%                25.50%
2010               0                   0                 0                  0                   0.00%                 0.00%
--------------------------------------------------------------------------------------------------------------------------------

                  35             202,600         2,268,429            926,545                    100%               100.00%,

     (1)  Average monthly gross rent over the life of the lease, annualized.

     (2)  Expiration of IBM with 68,100 square feet at the Jacksonville Project.

     (3)  Expiration of Reciprocal Group with 43,000 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

Fund III - Fund IV Joint Venture
--------------------------------

On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners, formed a joint venture known as Fund III and Fund IV Associates (the "Fund III-Fund IV Joint Venture"). The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 42.8% of equity interest in the Fund III-Fund IV Joint Venture which includes a multi-tenant retail center and an office building. As of December 31, 2000, the Partnership had contributed $6,415,731 and Wells Fund III had contributed $8,357,551 for total contributions of $14,773,282 to the Fund III-Fund IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III-Fund IV Joint Venture:

The Stockbridge Property / Fund III - Fund IV Joint Venture
-----------------------------------------------------------

On April 4, 1991, the Fund III-Fund IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center (the "Stockbridge Property"). The Stockbridge Property consists of a multi-tenant shopping center containing approximately 112,891 square feet of which approximately 64,097 square feet is occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet. The lease with Kroger Company is for an initial term of 20 years commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet is comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 2000, the Partnership had contributed a total of $5,114,502 and Wells Fund III had contributed a total of $4,574,247 to fund the total costs of approximately $9,688,749 to fund the acquisition and development of the Stockbridge Property.

The occupancy rate at the year end for the Stockbridge Property was 100% in 2000, 95% in 1999 and 100% in 1998. The average effective annual rental per square foot at the Stockbridge Property was $11.29 for 2000, $11.23 for 1999, $10.82 for 1998 and $9.86 for 1997 and $9.59 for 1996.

The Reciprocal Group Building, previously known as G.E. Building/Richmond / Fund
--------------------------------------------------------------------------------
III - Fund IV Joint Venture
---------------------------

The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia which was acquired by the Fund III-Fund IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 2000, a total of $5,084,533 had been incurred for the acquisition of the Reciprocal Group Building. Of this amount, the Partnership contributed $3,783,304 and Wells Fund III contributed $1,301,229 to the Fund III-Fund IV Joint Venture.

The G.E. lease expired March 31, 2000. On October 4, 2000, a lease was executed for the entire building to the Reciprocal Group for a term of eight years with occupancy expected in February, 2001. The annual base rent payable for 2001 is $520,300. The cost for new tenant buildout is anticipated to be approximately $1,270,000 of which the Partnership has funded $178,743.

The occupancy rate at the Reciprocal Group Building was 0% at December 31, 2000 and 100% at December 31, 1999 and 1998. The average effective annual rental per square foot at the Reciprocal Group Building is $3.07 for 2000 and $12.27 for 1999, 1998, 1997 and 1996.

Fund IV - Fund V Joint Venture
------------------------------

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IV and Fund V Associates (the "Fund IV - Fund V Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $4,837,041 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $8,032,509. The Partnership holds on approximate 38% equity interest, and Wells Fund V holds an approximate 62% equity interest in the Fund IV-Fund V Joint Venture.

The Partnership owns interests in the following two properties through the Fund IV - Fund V Joint Venture:

The Jacksonville Property
-------------------------

On June 8, 1992, the Fund IV-Fund V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "Jacksonville Property"). As of December 31, 2000, the Partnership contributed $3,479,750 and Wells Fund V contributed $5,000,116 to the Fund IV-Fund V Joint Venture to fund the acquisition and development of the Jacksonville Property.

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

The term of the CTI lease containing 23,869 square feet is 8 years and commenced in March, 1994. The annual base rent payable under the CTI lease is $325,965. The CTI lease, which expires February 28, 2001, was extended through March 31, 2002 for an annual base rent of $501,249.

The occupancy rates at the year end for the Jacksonville Property were 93% for 2000 and 94% in 1999 and 1998. The average effective annual rental per square foot at the Jacksonville Property was $16.46 for 2000, $16.80 for 1999 and $6.69 for 1998.

The Village Overlook Property (formerly the Medical Center Property)
--------------------------------------------------------------------

On September 14, 1992, the Fund IV-Fund V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 2000, the Partnership had contributed $1,357,291 and Wells Fund V had contributed $3,032,393 to the Fund IV-Fund V Joint Venture for the acquisition and development of the Village Overlook Property.

The occupancy rate at the year end for the Village Overlook Project at the end of the year was 78% in 2000, 62% in 1999 and 92% in 1998. The average effective annual rental per square foot at the Village Overlook Project was $15.90 for 2000, $12.75 for 1999, $13.46 for 1998, $10.93 for 1997 and $11.83 for 1996.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year of 2000.

                                    PART II
                                    -------

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 28, 2001, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,273 Limited Partners and 38,551 outstanding Class B Units held by a total of 20 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 2000, to be $11.13 per Class A unit and $16.24 per Class B unit based on market conditions existing in early December, 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

                             Class A       Per Class A     Per Class A     Per Class B
                              Unit            Unit             Unit           Unit
     Distributions For     Total Cash      Investment        Return of      Return of       General
       Quarter Ended       Distribution      Income           Capital        Capital        Partner
     ------------------------------------------------------------------------------------------------
     March 31, 1999        $261,712         $   0.11         $   0.09        $   0.00      $   0.00
     June 30, 1999         $265,723         $   0.14         $   0.06        $   0.00      $   0.00
     Sept. 30, 1999        $264,935         $   0.09         $   0.11        $   0.00      $   0.00
     Dec. 31, 1999         $265,014         $   0.11         $   0.09        $   0.00      $   0.00
     March 31, 2000        $206,144         $   0.09         $   0.07        $   0.00      $   0.00
     June 30, 2000         $      0         $   0.00         $   0.00        $   0.00      $   0.00
     Sept. 30, 2000        $      0         $   0.00         $   0.00        $   0.00      $   0.00
     Dec. 31, 2000         $      0         $   0.00         $   0.00        $   0.00      $   0.00

The cash distributions to Limited Partners holding Class A units were substantially reduced in 2000 due to the vacancy at the Reciprocal Group Building, previously known as the G.E. Building and the cost necessary to lease up the property as previously discussed. Distributions have been reserved for the 2nd, 3rd and 4th quarters of 2000 to fund these costs.

               [Remainder of this page left intentionally blank]

                       ITEM 6.  SELECTED FINANCIAL DATA.
                       ---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                         2000             1999             1998             1997             1996
                                         ----             ----             ----             ----             ----
Total assets                      $ 9,644,595      $ 9,758,573      $10,191,338      $10,578,235      $11,003,435
Total revenues                        428,694          684,024          655,837          589,451          555,955
Net income                            357,405          608,712          574,034          519,907          482,495
Net (loss) allocated
  to General Partners                                                                          -                -
Net income allocated to
  Class A Limited Partners            357,405          608,712          574,034          519,907          482,495
Net loss allocated to
  Class B Limited Partners                  0                0                0                0                0
Net income per
  Class A
Limited Partner Unit                      .27              .46              .43              .39              .36
Net loss per
  Class B
Limited Partner Unit                        0                0                0                0                0
Cash Distributions per
  Class A Limited Partner
  Unit:
      Investment Income                   .09              .45              .43              .39              .36
      Return of Capital                   .07              .35              .30              .33              .32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
-------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnerships were $428,694 for the year ended December 31, 2000, as compared to $684,024 for the year ended December 31, 1999 and $655,837 for the year ended December 31, 1998. The decrease in 2000, as compared to 1999 and 1998, was due primarily to decreased earnings from the joint ventures which was a result of decreased occupancy at the Reciprocal Group Building, previously known as the G.E. Building/Richmond, in 2000.

Expenses of the Partnership decreased slightly to $71,289 in 2000, as compared to $75,312 in 1999 and $81,803 in 1998. The decrease in 2000, as compared to 1999, was due to slight fluctuations in all areas of administrative costs.

As a result, net income of the Partnership decreased to $357,405 for the fiscal year ended December 31, 2000, as compared to $608,712 for the fiscal year ended December 31, 1999 and $574,034 for the fiscal year ended December 31, 1998.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.16 per Class A Unit for the year ended December 31, 2000, $.80 per Class A Unit for the year ended December 31, 1999 and $.73 for the year ended December 31, 1998. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 2000, 1999 and 1998. The decrease in distributions for 2000 is the result of distributions being reserved for the 2nd, 3rd, and 4th quarters due to the vacancy at the Reciprocal Building and the costs necessary to lease up the property.

Property Operations
-------------------

As of December 31, 2000, the Partnership's ownership interest in Fund III - Fund IV was 42.8% and in Fund IV - Fund V was 37.7%.

As of December 31, 2000, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture
--------------------------------------------------------------------------

                                                For the Year Ended December 31
                                                ------------------------------
                                             2000            1999            1998
                                             ----            ----            ----
Revenues:
 Rental income                           $1,274,082      $1,267,823       $1,222,417
 Interest income                              4,921          11,790            9,368
                                         ----------      ----------       ----------
                                          1,279,003       1,279,613        1,231,785
                                         ----------      ----------       ----------

Expenses
  Depreciation                              362,062         355,737          346,144
  Management & leasing expenses             124,104         117,889          114,581
  Other operating expenses                   49,465           9,687           83,952
                                         ----------      ----------       ----------
                                            535,631         483,313          554,677
                                         ----------      ----------       ----------

Net income                                  743,372         796,300          687,108
                                         ==========      ==========       ==========

Occupied %                                      100%             95%             100%

Partnership's Ownership % in the
 Fund III-Fund IV Joint Venture                42.8%           42.8%            42.7%

Cash distribution to the Partnership     $  451,490      $  493,834       $  422,071

Net income allocated to the
  Partnership                            $  318,075      $  340,596       $  293,281

Rental income increased for the year ended December 31, 2000, as compared to 1999 and 1998, due to increased occupancy and increased rental renewal rates. Other operating expenses increased due primarily to differences in adjustment for prior year common area maintenance billings to tenants and increased expenditures for depreciation and management and leasing expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Distributions were lower in 2000, as compared to 1999 due primarily to the decreased net income and payments of tenant improvements of $47,000 in 2000.

Real estate taxes were $111,481 for 2000, $109,806 for 1999 and $110,891 for
1998.

The Partnership's ownership in the Fund III - Fund IV Joint Venture increased in 1999, as compared to 1998, due to additional fundings in 1999 by the Partnership, which decreased the Partnership's ownership in the Fund III - Fund IV Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Reciprocal Group Building, formerly known as the G.E. Building/Richmond /
-----------------------------------------------------------------------------
Fund III - Fund IV Joint Venture
--------------------------------

                                                         For the Year Ended December 31
                                                         ------------------------------
                                                      2000             1999           1998
                                                      ----             ----           ----
Revenues:
Rental income                                     $ 131,856        $ 527,425      $ 527,425
                                                  ---------        ---------      ---------

Expenses
  Depreciation                                      196,220          196,220        196,220
  Management & leasing expenses                      10,179           40,631         40,300
  Other operating expenses                          162,740           18,164         18,876
                                                  ---------        ---------      ---------
                                                    369,139          255,015        255,396
                                                  ---------        ---------      ---------

Net (loss) income                                 $(237,283)       $ 272,410      $ 272,029
                                                  =========        =========      =========

Occupied %                                                0%             100%           100%

Partnership's Ownership % in the
  Fund III-Fund IV Joint Venture                       42.8%            42.8%          42.7%

Cash distribution to the Partnership              $       0        $ 215,058      $ 209,957

Net (loss) income allocated to the
  Partnership                                     $(101,529)       $ 116,508      $ 116,111

Rental income, net income and cash distributions generated from the Reciprocal Group Building decreased for the year ended December 31, 2000, as compared to the same periods in 1999, due primarily to G.E.'s lease expiration on March 31, 2000. Other operating expenses have increased due to the fact that G.E. no longer reimburses for the buildings operating costs such as property taxes, electricity and various other expenses. As of October 4, 2000, the entire building has been leased to The Reciprocal Group for a term of eight years with occupancy and rental income commencing in early February, 2001. At this time, the cost for new tenant buildout and building maintenance is anticipated to be approximately $1,270,000, of which the Partnership has funded $178,743.

Real estate taxes were $39,972 for 2000. In prior years, G.E. paid the real estate taxes directly.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Jacksonville Property/Fund IV-Fund V Joint Venture
------------------------------------------------------

                                                                   For the Year Ended December 31
                                                ----------------------------------------------------------------------
                                                         2000                  1999                    1998
                                                         ----                  ----                    ----
Revenues:
  Rental income                                      $1,442,096             $1,471,572              $1,461,916
                                                     ----------             ----------              ----------

Expenses
  Depreciation                                          320,772                319,508                 318,096
  Management & leasing expenses                         209,474                205,987                 190,928
  Other operating expenses                              435,876                363,344                 401,622
                                                     ----------             ----------              ----------
                                                        966,122                888,839                 910,646
                                                     ----------             ----------              ----------

Net income                                           $  475,974             $  582,733              $  551,270
                                                     ==========             ==========              ==========

Occupied %                                                   94%                    94%                     94%

Partnership's Ownership %                                  37.7%                  37.6%                   37.6%

Cash Distribution to the Partnership                 $  329,920             $  362,579              $  305,442

Net Income Allocated to the
  Partnership                                        $  179,284             $  218,959              $  207,402

Rental income for the IBM Jacksonville Property decreased slightly in 2000, as compared to 1999 and 1998, even though occupancy remained the same due to holdover rent from 1998 received in 1999 from a tenant subleasing space from IBM. Operating expenses increased in 2000, over 1999, due to substantial increase in the areas of repairs and maintenance of the irrigation system, the parking lot lighting and some common areas in the building during the second quarter of 2000, but decreased in 1999, as compared to 1998 due primarily to savings in various building operating expenses.

The Jacksonville Property incurred property taxes of $181,064 for 2000, $182,936 for 1999 and $188,333 for 1998.

Net income allocated to the Partnership decreased in 2000, as compared to 1999 and 1998 due primarily to increased repairs and maintenance costs. Cash distributions decreased for 2000 as compared to 1999 and 1998. The Partnership's ownership in the Fund IV-V Joint Venture increased in 2000, as compared to 1998, due to additional fundings for tenant improvement to the Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Village Overlook Properties/Fund IV-Fund V Joint Venture
------------------------------------------------------------

                                                      For the Year Ended December 31
                                                      ------------------------------
                                                    2000             1999         1998
                                                    ----             ----         ----
Revenues:
  Rental income                                   $560,861       $454,971       $480,419
  Interest income                                   10,461         10,436         12,908
                                                  --------       --------       --------
                                                   571,322        465,407        493,327
                                                  --------       --------       --------
Expenses
  Depreciation                                     188,033        181,448        178,095
  Management & leasing expenses                     60,179         54,363         61,950
  Other operating expenses                         253,086        211,837        170,664
                                                  --------       --------       --------
                                                   501,298        447,648        410,709
                                                  --------       --------       --------

Net income (loss)                                 $ 70,024       $ 17,759       $ 82,618
                                                  ========       ========       ========

Occupied %                                              78%            62%            92%

Partnership's Ownership % in the
 Fund IV-Fund V Joint Venture                         37.7%          37.6%          37.6%

Cash Distribution to the Partnership              $ 60,097       $ 59,937       $109,665

Net Income (loss)  Allocated to the
 Partnership                                      $ 26,376       $  6,673       $ 31,076

Rental income for the Village Overlook Property increased in 2000, over 1999 and 1998 due to increased in the occupancy over 1999, but due to increased rental rates over 1998. Occupancy increased to 78% in 2000, as compared to 62% in 1999, but decreased from the 1998 high of 92%. All efforts are being made by the Partnership to lease the remaining 7,782 square feet of vacant space. Operating expenses increased in 2000 as compared to 1999 and 1998 due to a substantial increase in repairs and maintenance costs associated with common floor space. Net income increased in 2000, as compared to 1999, due primarily to the increase in rental income.

Even though net income increased, cash distributions remained stable as compared to 1999 due to capital improvements being funded from cash flow. The Partnership's ownership interest increased due to the contribution of cash fundings for tenant improvements. The Village Overlook Properties incurred property taxes of $39,100 for 2000, $35,002 for 1999 and $36,862 for 1998.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additions information on tenants, etc. refer to Item 2, Properties, Page 3.

Liquidity and Capital Reserves
------------------------------

During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,652 in capital through the sale of 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $11,088,611 in properties, paid $748,805 in acquisition and advisory fees, $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $10,000.

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

The Partnership's net cash used in operating activities decreased to $64,803 from 2000 from $78,269 for 1999 and $69,592 for 1998. Net cash provided by investing activities decreased to $743,211 in 2000 from $1,058,115 in 1999 and $973,824 in 1998. The decrease was due primarily to decreased distributions from joint ventures, due to the expiration of G.E.'s lease on March 31, 2000. Net cash used in financing activities decreased to $471,383 in 2000, as compared to $1,037,233 in 1999 and 1998 as distributions to limited partners decreased as net income decreased, and the reserving of funds for the tenant improvements at the Reciprocal Group Building. As a result, cash and cash equivalents increased from $102,960 in 1998 and $45,573 in 1999 to $252,598 in 2000.

The Partnership's distributions paid for 2000 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will likely continue to be paid on a quarterly basis from such sources for the year 2001.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures other than tenant improvement costs at the Reciprocal Group Building and that which is required fro the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership has reserved the second, third and fourth quarter 2000 distribution to fund theses costs. The Partnership's portion of these costs are expected to be $543,560 of which $178,743 was funded as of December 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

     Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 57 years
     ------------------
of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000.

                            CASH COMPENSATION TABLE

        (A)                           (B)                             (C)
Name of individual or       Capacities in which served
number in group             -Form of Compensation              Cash Compensation
------------------          ---------------------              ------------------
Wells Management            Property Manager-                     $173,471 (1)
Company, Inc.               Management and Leasing
                            Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2000 but not actually paid until January, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001.

(1)                          (2)                   (3)                    (4)
Title of Class        Name and Address of    Amount and Nature      Percent of Class
                       Beneficial Owner       of Beneficial
                                                Ownership
----------------------------------------------------------------------------------------
Class A Units          Leo F. Wells, III      114.68 units (IRA,      less than 1%
                                              401(k) Plan)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners
--------------------------------------------------------
will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2000.

Property Management and Leasing Fees. Wells Management Company, Inc., an
-------------------------------------
affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $173,471 in cash compensation for the year ended December 31, 2000.

Real Estate Commissions. In connection with the sale of Partnership properties,
------------------------
the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)1. The Financial Statements are contained on pages F-2 through F-19 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the year of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See(a)2.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001

                               Wells Real Estate Fund IV, L.P.
                               (Registrant)


                               By: /s/ Leo F. Wells, III
                                   -------------------------------------------
                                   Leo F. Wells, III
                                   Leo F. Wells, III Individual General Partner
                                   and as President and Chief Financial Officer
                                   of Wells Capital, Inc., the General Partner
                                   of Wells Partners, L.P.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                           Title
---------                           -----



/s/ Leo F. Wells, III               Individual General Partner,   March 27, 2001
----------------------------
Leo F. Wells, III                   President and Sole Director
                                    of Wells Capital, Inc., the General
                                    Partner of Wells Partners, L.P.


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

                       INDEX TO THE FINANCIAL STATEMENTS
                       ---------------------------------

Financial Statements                                                                   Page
--------------------                                                                   ----
Independent Auditors' Report                                                           F-2

Balance Sheets as of December 31, 2000 and 1999                                        F-3

Statements of Income for the Years Ended December 31, 2000, 1999 and 1998              F-4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999            F-5
   and 1998

Statements of Cash Flows for the Years Ended December 31, 2000, 1999                   F-6
   and 1998

Notes to Financial Statements for December 31, 2000, 1999 and 1998                     F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                    ASSETS

                                                                         2000            1999
                                                                     ----------      ----------
INVESTMENT IN JOINT VENTURES                                         $9,233,292      $9,463,148

CASH AND CASH EQUIVALENTS                                               252,598          45,573

DUE FROM AFFILIATES                                                     158,705         249,852
                                                                     ----------      ----------
              Total assets                                           $9,644,595      $9,758,573
                                                                     ==========      ==========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Partnership distributions payable                                $    3,003      $  268,242
                                                                     ----------      ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,322,909 units                                       9,641,592       9,490,331
       Class B--38,551 units                                                  0               0
                                                                     ----------      ----------
              Total partners' capital                                 9,641,592       9,490,331
                                                                     ----------      ----------
              Total liabilities and partners' capital                $9,644,595      $9,758,573
                                                                     ==========      ==========

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        2000            1999          1998
                                                                     ---------        --------      --------
REVENUES:
    Equity in income of joint ventures                               $422,208         $682,737      $647,870
    Interest income                                                     6,486            1,287         7,967
                                                                     --------         --------      --------
                                                                      428,694          684,024       655,837
                                                                     --------         --------      --------
EXPENSES:
    Partnership administration                                         43,841           46,917        56,101
    Legal and accounting                                               17,175           17,639        17,396
    Computer costs                                                     10,273           10,756         8,306
                                                                     --------         --------      --------
                                                                       71,289           75,312        81,803
                                                                     --------         --------      --------
NET INCOME                                                           $357,405         $608,712      $574,034
                                                                     ========         ========      ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                     $357,405         $608,712      $574,034
                                                                     ========         ========      ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                             $0.27            $0.46         $0.43
                                                                     ========         ========      ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                      $0.16            $0.80         $0.73
                                                                     ========         ========      ========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                              Limited Partners
                                            ---------------------------------------------------
                                                      Class A                      Class B
                                            ----------------------------    -------------------           Total
                                               Units            Amount        Units     Amount           Capital
                                            ------------    ------------    --------  ---------   ------------------
BALANCE, December 31, 1997                   1,322,909       $10,334,768      38,551       $0          $10,334,768
    Net income                                       0           574,034           0        0              574,034
    Partnership distributions                        0          (969,799)          0        0             (969,799)
                                            ----------      ------------     -------     ----         ------------
BALANCE, December 31, 1998                   1,322,909         9,939,003      38,551        0            9,939,003

    Net income                                       0           608,712           0        0              608,712
    Partnership distributions                        0        (1,057,384)          0        0           (1,057,384)
                                            ----------      ------------     -------     ----         ------------
BALANCE, December 31, 1999                   1,322,909         9,490,331      38,551        0            9,490,331

    Net income                                       0           357,405           0        0              357,405
    Partnership distributions                        0          (206,144)          0        0             (206,144)
                                            ----------      ------------     -------     ----         ------------
BALANCE, December 31, 2000                   1,322,909      $  9,641,592      38,551       $0         $  9,641,592
                                            ==========      ============     =======     ====         ============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                           2000           1999             1998
                                                                        ---------      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 357,405      $   608,712     $   574,034
                                                                        ---------      -----------     -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                            (422,208)        (682,737)       (647,870)
           Changes in accounts payable and accrued expenses                     0           (4,244)          4,244
                                                                        ---------      -----------     -----------
                 Total adjustments                                       (422,208)        (686,981)       (643,626)
                                                                        ---------      -----------     -----------
                 Net cash used in operating activities                    (64,803)         (78,269)        (69,592)
                                                                        ---------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                         (178,744)         (65,371)        (44,090)
    Distributions received from joint ventures                            921,955        1,123,486       1,017,914
                                                                        ---------      -----------     -----------
                 Net cash provided by investing activities                743,211        1,058,115         973,824
                                                                        ---------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings           (31,265)        (445,725)       (525,029)
    Distributions to partners from accumulated earnings                  (440,118)        (591,508)       (440,146)
                                                                        ---------      -----------     -----------
                 Net cash used in financing activities                   (471,383)      (1,037,233)       (965,175)
                                                                        ---------      -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      207,025          (57,387)        (60,943)

CASH AND CASH EQUIVALENTS, beginning of year                               45,573          102,960         163,903
                                                                        ---------      -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                                  $ 252,598      $    45,573     $   102,960
                                                                        =========      ===========     ===========

       The accompanying notes are an integral part of these statements.

                        Wells Real Estate Fund IV, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

         . To the general partners until they have received 100% of their capital contributions, as defined

         . Thereafter, 80% to the limited partners and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

         Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

         Revenue Recognition

         All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

         Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

         Deferred Lease Acquisition Costs

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

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999 as follows:


                                                    2000           1999
                                                 ---------      --------

        Fund III and IV Associates               $  75,912      $173,627
        Fund IV and V Associates                    82,793        76,225
                                                 ---------      --------
                                                 $ 158,705      $249,852
                                                 =========      ========

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

     The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $173,471, $140,551, and $98,517 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                      2000                         1999
                                                                          ----------------------
                                               Amount      Percent           Amount     Percent
                                            -----------  ----------       ----------   ---------
     Fund III and IV Associates             $5,168,329       43%          $5,230,514      43%
     Fund IV and V Associates                4,064,963       38            4,232,634      38
                                            ----------                    ----------
                                            $9,233,292                    $9,463,148
                                            ==========                    ==========

The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 2000 and 1999:

                                                                           2000             1999
                                                                        ----------       ----------
        Investment in joint ventures, beginning of year                 $9,463,148       $9,846,448
        Equity in income of joint ventures                                 422,208          682,737
        Contributions to joint ventures                                    178,744           65,371
        Distributions from joint ventures                                 (830,808)      (1,131,408)
                                                                        ----------       ----------
        Investment in joint ventures, end of year                       $9,233,292       $9,463,148
                                                                        ==========       ==========

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

The following are the financial statements for Fund III and IV Associates:

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                        2000             1999
                                                                                    ------------     ------------
Real estate assets, at cost:
    Land                                                                            $  3,331,775     $  3,331,775
    Building and improvements, less accumulated depreciation of
       $3,980,865 in 2000 and $3,422,583 in 1999                                       8,540,176        8,792,931
                                                                                    ------------     ------------
              Total real estate assets                                                11,871,951       12,124,706
Cash and cash equivalents                                                                105,104          310,609
Accounts receivable                                                                      130,226          171,047
Prepaid expenses and other assets                                                        191,722           65,213
                                                                                    ------------     ------------
              Total assets                                                          $ 12,299,003     $ 12,671,575
                                                                                    ============     ============
                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                $     40,896     $     33,759
    Partnership distributions payable                                                    177,418          405,782
    Due to affiliates                                                                      1,870            7,878
                                                                                    ------------     ------------
              Total liabilities                                                          220,184          447,419
                                                                                    ------------     ------------
Partners' capital:
    Wells Real Estate Fund III                                                         6,910,490        6,993,642
    Wells Real Estate Fund IV                                                          5,168,329        5,230,514
                                                                                    ------------     ------------
              Total partners' capital                                                 12,078,819       12,224,156
                                                                                    ------------     ------------
              Total liabilities and partners' capital                               $ 12,299,003     $ 12,671,575
                                                                                    ============     ============

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                         2000             1999            1998
                                                                     ------------     ------------    -----------
Revenues:
    Rental income                                                    $ 1,405,938      $ 1,795,247     $ 1,749,842
    Interest income                                                        4,921           11,790           9,368
                                                                     -----------      -----------     -----------
                                                                       1,410,859        1,807,037       1,759,210
                                                                     -----------      -----------     -----------
Expenses:
    Depreciation                                                         558,282          551,956         542,363
    Management and leasing fees                                          134,283          158,520         154,881
    Operating costs, net of reimbursements                               164,018          (21,669)         62,863
    Property administration                                               39,875           40,357          27,546
    Legal and accounting                                                   8,312            9,163          12,420
                                                                     -----------      -----------     -----------
                                                                         904,770          738,327         800,073
                                                                     -----------      -----------     -----------
Net income                                                           $   506,089      $ 1,068,710     $   959,137
                                                                     ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund III                   $   289,542      $   611,605     $   549,745
                                                                     ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund IV                    $   216,547      $   457,105     $   409,392
                                                                     ===========      ===========     ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                    Wells Real      Wells Real          Total
                                                                      Estate          Estate          Partners'
                                                                     Fund III         Fund IV          Capital
                                                                    -----------     ----------       ------------
Balance, December 31, 1997                                          $7,570,298      $5,637,567        $13,207,865
    Net income                                                         549,745         409,392            959,137
    Partnership contributions                                           59,205          44,090            103,295
    Partnership distributions                                         (848,706)       (632,028)        (1,480,734)
                                                                    ----------      ----------        -----------
Balance, December 31, 1998                                           7,330,542       5,459,021         12,789,563
    Net income                                                         611,605         457,105          1,068,710
    Partnership contributions                                                0          23,280             23,280
    Partnership distributions                                         (948,505)       (708,892)        (1,657,397)
                                                                    ----------      ----------        -----------
Balance, December 31, 1999                                           6,993,642       5,230,514         12,224,156
    Net income                                                         289,542         216,547            506,089
    Partnership contributions                                          216,683         162,058            378,741
    Partnership distributions                                         (589,377)       (440,790)        (1,030,167)
                                                                    ----------      ----------        -----------
Balance, December 31, 2000                                          $6,910,490      $5,168,329        $12,078,819
                                                                    ==========      ==========        ===========

                          Fund III and IV Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                      -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                                        $   506,089     $ 1,068,710     $   959,137
                                                                      -----------     -----------     -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                   558,282         551,956         542,363
           Changes in assets and liabilities:
              Accounts receivable                                          40,821           2,586          33,590
              Prepaid expenses and other assets                          (126,509)          9,320         (31,628)
              Accounts payable                                              7,137          (4,380)          1,967
              Due to affiliates                                            (6,008)          6,366          (5,427)
                                                                      -----------     -----------     -----------
                 Total adjustments                                        473,723         565,848         540,865
                                                                      -----------     -----------     -----------

                 Net cash provided by operating activities                979,812       1,634,558       1,500,002
                                                                      -----------     -----------     -----------
Cash flows from investing activities:
    Investment in real estate                                            (305,527)        (24,871)       (111,383)
                                                                      -----------     -----------     -----------
Cash flows from financing activities:
    Contributions from joint venture partners                             378,741          23,280         103,295
    Distributions to joint venture partners                            (1,258,531)     (1,659,316)     (1,461,150)
                                                                      -----------     -----------     -----------
                 Net cash used in financing activities                   (879,790)     (1,636,036)     (1,357,855)
                                                                      -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents                     (205,505)        (26,349)         30,764
Cash and cash equivalents, beginning of year                              310,609         336,958         306,194
                                                                      -----------     -----------     -----------
Cash and cash equivalents, end of year                                $   105,104     $   310,609     $   336,958
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

Following are the financial statements of Fund IV and V Associates:

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                       2000              1999
                                                                                   ------------      ------------
Real estate assets, at cost:
    Land                                                                           $  2,011,534      $  2,011,534
    Building and improvements, less accumulated depreciation of
       $3,193,823 in 2000 and $2,685,018 in 1999                                      8,456,768         8,849,644
    Construction in progress                                                                  0             1,656
                                                                                   ------------      ------------
              Total real estate assets                                               10,468,302        10,862,834
Cash and cash equivalents                                                               279,590           267,120
Accounts receivable                                                                     251,780           300,128
Prepaid expenses and other assets                                                       174,040           174,225
                                                                                   ------------      ------------
              Total assets                                                         $ 11,173,712      $ 11,604,307
                                                                                   ============      ============

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                               $     65,993      $     49,680
    Partnership distributions payable                                                   261,173           244,397
    Due to affiliates                                                                    54,667            45,598
                                                                                   ------------      ------------
              Total liabilities                                                         381,833           339,675
                                                                                   ------------      ------------
Partners' capital:
    Wells Real Estate Fund IV                                                         4,064,963         4,232,634
    Wells Real Estate Fund V                                                          6,726,916         7,031,998
                                                                                   ------------      ------------
              Total partners' capital                                                10,791,879        11,264,632
                                                                                   ------------      ------------
              Total liabilities and partners' capital                              $ 11,173,712      $ 11,604,307
                                                                                   ============      ============

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                      -----------      -----------     -----------
Revenues:
    Rental income                                                     $ 2,002,958      $ 1,926,543     $ 1,942,336
    Interest income                                                        10,460           10,436          12,908
    Other income                                                              360              360             360
                                                                      -----------      -----------     -----------
                                                                        2,013,778        1,937,339       1,955,604
                                                                      -----------      -----------     -----------
Expenses:
    Depreciation                                                          508,805          500,956         496,191
    Management and leasing fees                                           269,653          260,350         253,238
    Operating costs, net of reimbursements                                636,808          509,617         511,595
    Property administration                                                52,514           65,924          43,329
    Legal and accounting                                                        0                0          17,363
                                                                      -----------      -----------     -----------
                                                                        1,467,780        1,336,847       1,321,716
                                                                      -----------      -----------     -----------
Net income                                                            $   545,998      $   600,492     $   633,888
                                                                      ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund IV                     $   205,660      $   225,632     $   238,478
                                                                      ===========      ===========     ===========

Net income allocated to Wells Real Estate Fund V                      $   340,338      $   374,860     $   395,410
                                                                      ===========      ===========     ===========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                  Wells Real      Wells Real         Total
                                                   Estate          Estate          Partners'
                                                   Fund IV         Fund V           Capital
                                                 ----------      -----------     -----------
Balance, December 31, 1997                       $4,564,056      $7,562,885      $12,126,941
    Net income                                      238,478         395,410          633,888
    Partnership contributions                             0          19,270           19,270
    Partnership distributions                      (415,107)       (688,398)      (1,103,505)
                                                 ----------      ----------      -----------
Balance, December 31, 1998                        4,387,427       7,289,167       11,676,594
    Net income                                      225,632         374,860          600,492
    Partnership contributions                        42,091          69,929          112,020
    Partnership distributions                      (422,516)       (701,958)      (1,124,474)
                                                 ----------      ----------      -----------
Balance, December 31, 1999                        4,232,634       7,031,998       11,264,632
    Net income                                      205,660         340,338          545,998
    Partnership contributions                        16,686               0           16,686
    Partnership distributions                      (390,017)       (645,420)      (1,035,437)
                                                 ----------      ----------      -----------
Balance, December 31, 2000                       $4,064,963      $6,726,916      $10,791,879
                                                 ==========      ==========      ===========

                           Fund IV and V Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000               1999                 1998
                                                                      ------------       -----------         ------------
Cash flows from operating activities:
    Net income                                                        $   545,998        $   600,492         $   633,888
                                                                      -----------        -----------         -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                   508,805            500,956             496,191
           Changes in assets and liabilities:
              Accounts receivable                                          48,348             63,893             (57,757)
              Prepaid expenses and other assets                               185            (61,124)             13,862
              Accounts payable                                             16,313             (5,052)             10,791
              Due to affiliates                                             9,069              8,789               6,401
                                                                      -----------        -----------         -----------
                 Total adjustments                                        582,720            507,462             469,488
                                                                      -----------        -----------         -----------

                 Net cash provided by operating activities              1,128,718          1,107,954           1,103,376
                                                                      -----------        -----------         -----------
Cash flows from investing activities:
    Investment in real estate                                            (114,273)          (115,706)                  0
                                                                      -----------        -----------         -----------
Cash flows from financing activities:
    Contributions from joint venture partners                              16,686            112,020              19,270
    Distributions to joint venture partners                            (1,018,661)        (1,102,344)         (1,072,372)
                                                                      -----------        -----------         -----------
              Net cash used in financing activities                    (1,001,975)          (990,324)         (1,053,102)
                                                                      -----------        -----------         -----------
Net increase in cash and cash equivalents                                  12,470              1,924              50,274
Cash and cash equivalents, beginning of year                              267,120            265,196             214,922
                                                                      -----------        -----------         -----------
Cash and cash equivalents, end of year                                $   279,590        $   267,120         $   265,196
                                                                      ===========        ===========         ===========


4.     INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                                       2000          1999           1998
                                                                                     ---------      --------       --------

Financial statement net income                                                        $357,405       $608,712      $574,034
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in excess
       of amounts for income tax purposes                                              170,604        166,632       163,319
    Expenses deductible when paid for income tax purposes, accrued
       for financial reporting purposes                                                  3,194          2,755         2,570
    Rental income accrued for financial reporting purposes less
       than (in excess of) amounts for income tax purposes                              30,924         36,052       (12,470)
    Other                                                                               (2,570)             0             0
                                                                                     ---------      ---------      --------
Income tax basis net income                                                           $559,557       $814,151      $727,453
                                                                                     =========      =========      ========

The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                           2000              1999              1998
                                                                      -------------     ------------      -------------
Financial statement partners' capital                                 $  9,641,592      $  9,490,331      $  9,939,003
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                                        851,004           680,400           513,768
       Capitalization of organization costs for income
           tax purposes, which are accounted for as cost
           of capital for financial reporting purposes                   1,735,988         1,735,988         1,735,988
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                            (123,430)         (154,354)         (190,406)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                               24,632            21,438            18,683
       Partnership's distributions payable                                   3,004           268,242           248,091
       Other                                                                (5,138)           (2,568)           (2,569)
                                                                      ------------      ------------      ------------
Income tax basis partners' capital                                    $ 12,127,652      $ 12,039,477      $ 12,262,558
                                                                      ============      ============      ============

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:


                 Year ending December 31:
                     2001                              $1,678,173
                     2002                               1,606,445
                     2003                               1,228,591
                     2004                               1,058,958
                     2005                                 860,356
                 Thereafter                             3,402,810
                                                       ----------
                                                       $9,835,333
                                                       ==========

   Three tenants contributed 23%, 18%, and 11% of rental income. In addition, one tenant will contribute 23% of future minimum rental income.

   The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                            $ 2,201,798
                     2002                              2,100,205
                     2003                              1,893,006
                     2004                              1,864,303
                     2005                              1,827,107
                 Thereafter                            7,950,490
                                                     -----------
                                                     $17,836,909
                                                     ===========

   Two tenants contributed approximately 35% and 10% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute approximately 30% of future minimum rental income.

   The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                       $1,951,732
                     2002                        1,876,810
                     2003                        1,109,772
                     2004                          692,405
                     2005                          207,835
                                                ----------
                                                $5,838,554
                                                ==========

   Two tenants contributed approximately 48% and 22% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute approximately 37% of future minimum rental income.

6. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                                  2000 Quarters Ended
                                                            -------------------------------------------------------------
                                                             March 31       June 30       September 30       December 31
                                                            ----------     ---------      ------------      -------------

   Revenues                                                 $140,606       $ 99,580         $105,425          $83,083
   Net income                                                116,834         77,658           94,533           68,380
   Net income allocated to Class A limited partners          116,834         77,658           94,533           68,380
   Net income per Class A limited partner unit                 $0.09          $0.06            $0.07            $0.05
   Cash distribution per Class A limited partner unit           0.16           0.00             0.00             0.00

                                                                                    1999 Quarters Ended
                                                            -------------------------------------------------------------
                                                             March 31       June 30       September 30      December 31
                                                            ----------     ---------      ------------      -------------
   Revenues                                                 $177,358       $204,977         $135,381         $166,308
   Net income                                                149,048        185,994          122,579          151,091
   Net income allocated to Class A limited partners          149,048        185,994          122,579          151,091
   Net income per Class A limited partner unit (a)             $0.11          $0.14            $0.09            $0.11
   Cash distribution per Class A limited partner unit           0.20           0.20             0.20             0.20


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

Exhibit                                                                    Sequential
Number         Description of Document                                     Page Number
------         -----------------------                                     -----------
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
               Estate Fund V, L.P., File No. 33-37830)

Exhibit                                                               Sequential
Number         Description of Document                                Page Number
------         -----------------------                                -----------
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
               File No. 33-37830)

Exhibit                                                                     Sequential
Number         Description of Document                                      Page Number
------         -----------------------                                      -----------
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
               No. 33-37830)

Exhibit                                                                     Sequential
Number         Description of Document                                      Page Number
------         -----------------------                                      -----------
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
               L.P., File No. 33-37830)

Exhibit                                                                     Sequential
Number         Description of Document                                      Page Number
------         -----------------------                                      -----------
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