Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND IV L P
filed 2001-05-11
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   March 31, 2001               or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________________ to __________________

Commission file number                        0-20103
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND IV, L.P.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Georgia                          58-1915128
-------------------------          ---------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

6200 The Corners Pkwy., Norcross, Georgia                     30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
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

     Yes   X        No ______
         -----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
PART 1.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 2001 and December 31, 2000                                           3

          Statements of Income for the Three Months Ended March 31, 2001
          and 2000                                                                                        4

          Statement of Partners' Capital for the Year Ended December 31, 2000
          and the Three Months Ended March 31, 2001                                                       5

          Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000                     6

          Condensed Notes to Financial Statements                                                         7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                   8

PART II.  OTHER INFORMATION                                                                              14

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                       March 31,          December 31,
                                                                          2001                2000
                                                                      -----------         -----------
ASSETS:
     Investment in joint ventures (Note 2)                            $ 9,152,709         $ 9,233,292
     Cash and cash equivalents                                            417,749             252,598
     Due from affiliates                                                  212,139             158,705
                                                                      -----------         -----------
                Total assets                                          $ 9,782,597         $ 9,644,595
                                                                      ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL:
     Liabilities:
       Partnership distributions payable                              $   234,586         $     3,003
                                                                      -----------         -----------
                Total liabilities                                         234,586               3,003
                                                                      -----------         -----------
     Partners' capital:
       Limited partners
         Class A - 1,322,909 units outstanding                          9,548,011           9,641,592
         Class B - 38,551 units outstanding                                     0                   0
                                                                      -----------         -----------
                Total partners' capital                                 9,548,011           9,641,592
                                                                      -----------         -----------

                Total liabilities and partners' capital               $ 9,782,597         $ 9,644,595
                                                                      ===========         ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                            -------------------------------
                                                               March 31,         March 31,
                                                                 2001              2000
                                                            -------------     -------------
REVENUES:
  Equity in income of joint ventures (Note 2)                 $  156,558         $  139,907
  Interest income                                                  1,945                699
                                                              ----------         ----------
                                                                 158,503            140,606
                                                              ----------         ----------

EXPENSES:
  Legal and accounting                                            10,650             12,782
  Partnership administration                                       8,651              9,123
  Computer costs                                                   1,200              1,867
                                                              ----------         ----------
                                                                  20,501             23,772
                                                              ----------         ----------
     NET INCOME                                               $  138,002         $  116,834
                                                              ==========         ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $  138,002         $  116,834
                                                              ==========         ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                $        0         $        0
                                                              ==========         ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                   $     0.10         $     0.09
                                                              ==========         ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                     $        0         $        0
                                                              ==========         ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $     0.18         $     0.16
                                                              ==========         ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                     AND THREE MONTHS ENDED MARCH 31, 2001





                                                          Limited Partners
                                  ----------------------------------------------------------------
                                              Class A                          Class B                                Total
                                  -------------------------------  -------------------------------    General       Partners'
                                       Units           Amounts          Units           Amounts       Partners       Capital
                                  --------------    -------------  --------------    -------------   ----------   ------------

BALANCE, December 31, 1999            1,322,909         9,490,331         38,551         $       0     $      0    $ 9,490,331

 Net income                                   0           357,405              0                 0            0        357,405
 Partnership distributions                    0          (206,144)             0                 0            0       (206,144)
                                    -----------       -----------       --------         ---------     --------    -----------
BALANCE, December 31, 2000            1,322,909         9,641,592         38,551                 0            0      9,641,592

 Net income                                   0           138,002              0                 0            0        138,002
 Partnership distributions                    0          (231,583)             0                 0            0       (231,583)
                                    -----------       -----------       --------         ---------     --------    -----------
BALANCE, March 31, 2001               1,322,909       $ 9,548,011         38,551         $       0     $      0    $ 9,548,011
                                    ===========       ===========       ========         =========     ========    ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A Georgia Public Limited Partnership)



                           STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                              ---------------------------
                                                                               March 31,        March 31,
                                                                                 2001              2000
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $ 138,002         $ 116,834
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint venture                                         (156,558)         (139,907)
                                                                              ---------         ---------
         Net cash used in operating activities                                  (18,556)          (23,073)
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                         0           (16,686)
 Distributions received from joint ventures                                     183,707           294,853
                                                                              ---------         ---------
         Net cash provided by investing activities                              183,707           278,167
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                                       0          (265,014)
                                                                              ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            165,151            (9,920)

CASH AND CASH EQUIVALENTS, beginning of year                                    252,598            45,573
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                      $ 417,749         $  35,653
                                                                              =========         =========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. serving as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Class B limited partners shall have a one-time right to elect to have all of their units treated as Class A units. Limited partners may vote to, among other things,
     (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

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

     The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. (the "Fund III - Fund IV Joint Venture"), and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - Fund V Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia (the "Stockbridge Village Shopping Center"), which is owned by the Fund III -Fund IV Joint Venture, (ii) a two-story office building located in Richmond, Virginia (the "Reciprocal Group Building"), which is owned by the Fund III -

     Fund IV Joint Venture, (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Property"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b)  Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in four properties as of March 31, 2001, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the Partnership's Form 10-K for the year ended December 31, 2000.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     The properties owned by the Partnership were 95% occupied as of March 31, 2001 and March 31, 2000.

     Gross revenues of the Partnership were $158,503 for the three months ended March 31, 2001, and $140,606 for the three months ended March 31, 2000. Gross revenues increased primarily due to increases in revenues at the IBM Jacksonville Property, due to increased rental rates, and the Stockbridge Village I Property, due to increased occupancy, and was offset by decreases in rental revenues at the Reciprocal Group Property, as rent commenced in February 2001, and Village Overlook, due to decreased occupancy. Expenses decreased slightly from $23,772 for the three months ended March 31, 2000 to $20,501 for the three months ended March 31, 2001, due primarily to decreased accounting and legal fees, computer costs, and postage expense. As a result, net income increased to $138,002 for the three months ended March 31, 2001, as compared to $116,834 the same period ended March 31, 2000.

     Cash and cash equivalents increased at the end of the period due to an increase in net income for the period ending March 31, 2001, and as a result of withholding distributions for the second, third, and fourth quarters of 2000 in order to fund the building maintenance, tenant improvements, and leasing commissions at the Reciprocal Group Building.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $.18 per Unit for the three months ended March 31, 2001, as compared to distributions of $.16 per Class A Unit for the three months ended March 31, 2000. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership's distributions paid and payable through the first quarter of 2001 have been funded with net cash from operations and from distributions received from its equity investment in joint ventures.

     General Electric elected not to renew its lease for the G.E. Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group in 2000, with rent commencing in February 2001. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,275,000. These costs will be funded out of cash from operations of the Partnership and Wells Fund III, which caused a substantial reduction in the distributions paid and payable to Limited Partners during 2000. As of March 31, 2001, the Partnership has funded $195,192 and has reserved $381,355 for the remaining buildout.

     The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following properties through joint ventures:

               IBM Jacksonville /Fund IV - Fund V Joint Venture

                                                                                   Three Months Ended
                                                                            -------------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                            -----------       -------------
Revenues:
 Rental income                                                               $384,151            $360,380
                                                                            -----------       -------------
Expenses:
 Depreciation                                                                  80,193              80,193
 Management & leasing expenses                                                 39,768              46,102
 Other operating expenses, net of reimbursements                              133,732             152,976
                                                                            -----------       -------------
                                                                              253,693             279,271
                                                                            -----------       -------------
Net income                                                                   $130,458            $ 81,109
                                                                            ===========       =============

Occupied percentage                                                              93.3%               93.5%
                                                                            ===========       =============

Partnership ownership percentage in the Fund IV - Fund V
 Joint Venture                                                                   37.7%               37.7%
                                                                            ===========       =============

Cash distribution to the Partnership                                         $ 79,187            $ 61,459
                                                                            ===========       =============

Net income allocated to the Partnership                                      $ 49,141            $ 30,554
                                                                            ===========       =============

Rental income for the IBM Jacksonville Property increased in 2001, as compared to 2000, largely due to a higher rental rates charged to replacement tenants.

Operating expenses decreased in 2001, as compared to 2000, due to non-recurring repairs and maintenance costs related to irrigation work and parking lot lighting repairs incurred during 2000.

Cash distributions increased for 2001 over 2000, due to the corresponding increase in net income.

         The Village Overlook Property/Fund IV - Fund V Joint Venture

                                                                                   Three Months Ended
                                                                           ----------------------------------
                                                                             March 31,            March 31,
                                                                               2001                 2000
                                                                           -------------        -------------
Revenues:
 Rental income                                                               $129,369             $135,151
 Interest income                                                                2,627                1,131
                                                                           -------------        -------------
                                                                              131,996              136,282
                                                                           -------------        -------------
Expenses:
 Depreciation                                                                  48,599               46,057
 Management & leasing expenses                                                  8,288                9,759
 Other operating expenses                                                      64,116               74,685
                                                                           -------------        -------------
                                                                              121,003              130,501
                                                                           -------------        -------------
Net income                                                                   $ 10,993             $  5,781
                                                                           =============        =============

Occupied percentage                                                                73%                  82%
                                                                           =============        =============
Partnership ownership percentage in the Fund IV -
 Fund V Joint Venture                                                            37.7%                37.7%
                                                                           =============        =============

Cash distribution to the Partnership                                         $    963             $ 13,695
                                                                           =============        =============

Net income allocated to the Partnership                                      $  4,139             $  2,178
                                                                           =============        =============

Rental income and management and leasing expenses decreased in 2001, as compared to 2000, primarily due to a decrease in the occupancy level of the property.

Other operating expenses decreased in 2001, as compared to 2000, due to non-recurring repairs and maintenance costs associated with common floor space incurred during 2000.

Cash distributions decreased for 2001, compared to 2000, as a result of using operating cash flows to fund capital improvements during the first quarter of 2001.

       The Reciprocal Group Building / Fund III - Fund IV Joint Venture

                                                                                     Three Months Ended
                                                                              -------------------------------
                                                                                March 31,         March 31,
                                                                                  2001              2000
                                                                              -------------     -------------
Revenues:
 Rental income                                                                  $96,389           $131,856
                                                                              -------------     -------------
Expenses:
 Depreciation                                                                    49,056             49,056
 Management & leasing expenses                                                    9,388             10,179
 Other operating expenses                                                         8,096              4,147
                                                                              -------------     -------------
                                                                                 66,540             63,382
                                                                              -------------     -------------
Net income                                                                      $29,849           $ 68,474
                                                                              =============     =============

Occupied percentage                                                                 100%               100%
                                                                              =============     =============

Partnership ownership percentage                                                   42.8%              42.8%
                                                                              =============     =============

Cash distribution to the Partnership                                            $32,157           $ 54,230
                                                                              =============     =============

Net income allocated to the Partnership                                         $12,770           $ 29,299
                                                                              =============     =============

Net income and rental income decreased, due to the fact that rental billings commenced for the Reciprocal Group (the only tenant at this property) in February 2001, whereas this property was fully occupied for the entire first quarter of 2000.

Other operating expenses increased in 2001, as compared to 2000, due to plumbing and window repairs.

Cash distributions decreased in 2001, as compared to 2000, as a result of reserving funds for tenant improvements and leasing commissions for the Reciprocal Group tenant.

  The Stockbridge Village Shopping Center / Fund III - Fund IV Joint Venture

                                                                                  Three Months Ended
                                                                          ---------------------------------
                                                                            March 31,           March 31,
                                                                              2001                2000
                                                                          -------------       -------------
Revenues:
 Rental income                                                              $330,250            $309,108
 Interest income                                                                 123               3,400
                                                                          -------------       -------------
                                                                             330,373             312,508
                                                                          -------------       -------------
Expenses:
 Depreciation                                                                 90,516              89,043
 Management & leasing expenses                                                33,639              34,972
 Other operating expenses, net of reimbursements                              (5,302)              6,482
                                                                          -------------       -------------
                                                                             118,853             130,497
                                                                          -------------       -------------
Net income                                                                  $211,520            $182,011
                                                                          =============       =============

Occupied percentage                                                              100%                 98%
                                                                          =============       =============

Partnership ownership percentage                                                42.8%               42.8%
                                                                          =============       =============

Cash distribution to the Partnership                                        $124,834            $ 99,834
                                                                          =============       =============

Net income allocated to the Partnership                                     $ 90,508            $ 77,882
                                                                          =============       =============

Rental income increased in 2001, as compared to 2000, due to an increase in occupancy.

Other operating expenses decreased in 2001, as compared to 2000, due to differences in the adjustment for prior year common area maintenance billing to tenants. Tenants are billed an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions were higher in 2001, as compared to 2000, primarily due to funding tenant improvements of approximately $29,000 during the first quarter of 2000.

                          PART II - OTHER INFORMATION


     ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WELLS REAL ESTATE FUND IV, L.P.
                                 (Registrant)
     Dated: May 11, 2001    By:  /s/ Leo F. Wells, III
                                 ---------------------
                                 Leo F. Wells, III, as Individual General
                                 Partner and as President, Sole Director and
                                 Chief Financial Officer of Wells Capital, Inc.,
                                 the General Partner of Wells Partners, L.P.