Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND IV L P
filed 2001-08-10
CIK 869712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2001       or
                                ---------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                -------------------      ----------------------

Commission file number                         0-20103
                         ------------------------------------------------------

                        WELLS REAL ESTATE FUND IV, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-1915128
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


   6200 The Corners Parkway, Suite 250,
          Norcross, Georgia                                30092
-------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (770) 449-7800
                                                    ---------------------------


--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                                            3

         Statements of Income for the Three and Six Months Ended June 30, 2001                          4
          and 2000

         Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six               5
          Months Ended June 30, 2001

         Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000                       6

         Condensed Notes to Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results                        9
          of Operations

PART II.  OTHER INFORMATION                                                                            11

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS



                                                  June 30,    December 31,
                                                    2001         2000
                                                 ----------    ----------
ASSETS:
 Investment in joint ventures (Note 2)           $9,238,284    $9,233,292
 Cash and cash equivalents                          217,712       252,598
 Due from affiliates                                251,244       158,705
 Other assets                                           482             0
                                                 ----------    ----------
     Total assets                                $9,707,722    $9,644,595
                                                 ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Partnership distributions payable             $  243,197    $    3,003
                                                 ----------    ----------
 Partners' capital:
   Limited  partners
   Class A - 1,322,909 units outstanding          9,464,525     9,641,592
   Class B - 38,551 units outstanding                     0             0
                                                 ----------    ----------
            Total partners' capital               9,464,525     9,641,592
                                                 ----------    ----------
      Total liabilities and partners' capital    $9,707,722    $9,644,595
                                                 ==========    ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                      Three Months Ended               Six Months Ended
                                   ------------------------        -----------------------
                                   June 30,        June 30,        June 30,       June 30,
                                     2001            2000            2001           2000
                                   --------        --------        --------      ---------
Revenues:
 Interest income                   $     96        $   511         $  2,042      $  1,211
 Equity in earnings of joint
  ventures (Note 2)                 181,158         99,069          337,716       238,976
                                   --------        -------         --------      --------
                                    181,254         99,580          339,758       240,187
                                   --------        -------         --------      --------

Expenses:
 Legal & accounting                   2,050          2,743           12,700        15,525
 Computer costs                       4,307          3,026            5,507         4,893
 Partnership administration          18,600         16,153           27,253        25,276
                                   --------        -------         --------      --------
                                     24,957         21,922           45,460        45,694
                                   --------        -------         --------      --------
Net income                         $156,297        $77,658         $294,298      $194,493
                                   ========        =======         ========      ========

Net income allocated to Class
 A Limited Partners                $156,297        $77,658         $294,298      $194,493
                                   ========        =======         ========      ========

Net loss allocated to Class B
 Limited Partners                  $      0        $     0         $      0      $      0
                                   ========        =======         ========      ========

Net income per Class A Limited
 Partner Unit                      $    .12        $   .06         $   0.22      $   0.15
                                   ========        =======         ========      ========

Net loss per Class B
 Limited Partner Unit              $   0.00        $  0.00         $   0.00      $   0.00
                                   ========        =======         ========      ========

Cash distribution per Class A
 Limited Partner Unit              $   0.18        $  0.00         $   0.36      $   0.16
                                   ========        =======         ========      ========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                       AND SIX MONTHS ENDED JUNE 30, 2001


                                                                Limited Partners
                                        ---------------------------------------------------------------
                                                    Class A                          Class B                             Total
                                        ----------------------------          -------------------------     General     Partners'
                                          Units            Amount              Units           Amount       Partners     Capital
                                        ----------       -----------          -------        ----------     --------   ----------
BALANCE, December 31, 1999              1,322,909         9,490,331            38,551          $     0      $     0    $9,490,331

Net income                                      0           357,405                 0                0            0       357,405
Partnership distributions                       0          (206,144)                0                0            0      (206,144)
                                        ---------        ----------            ------          -------      -------    ----------
BALANCE, December 31, 2000              1,322,909         9,641,592            38,551                0            0     9,641,592

Net income                                      0           294,298                 0                0            0       294,298
Partnership distributions                       0          (471,365)                0                0            0      (471,365)
                                        ---------        ----------            ------          -------      -------    ----------
BALANCE, June 30, 2001                  1,322,909        $9,464,525            38,551          $     0      $     0    $9,464,525
                                        =========        ==========            ======          =======      =======    ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended
                                                                     ---------------------
                                                                      June 30,   June 30,
                                                                       2001        2000
                                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 294,298   $ 194,493
  Adjustments to reconcile net income to net cash used in
   operating  activities:
    Equity in income of joint venture                                 (337,716)   (238,976)
    Changes in assets and liabilities:
       Other assets                                                       (482)          0
                                                                     ---------   ---------
         Net cash used in operating activities                         (43,900)    (44,483)
                                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                        (180,660)    (16,686)
  Distributions received from joint ventures                           420,845     524,069
                                                                     ---------   ---------
       Net cash provided by investing activities                       240,185     507,383
                                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                      (231,171)   (470,856)
                                                                     ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (34,886)     (7,956)

CASH AND CASH EQUIVALENTS, beginning of year                           252,598      45,573
                                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                             $ 217,712   $  37,617
                                                                     =========   =========

                        WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - Fund IV Joint Venture, (ii) a two-story office building located in Richmond, Virginia (the "Reciprocal Group Building"), which is owned by the Fund III - Fund IV Joint Venture, (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - Fund V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Property"), which is owned by the Fund IV - Fund V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

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


2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in four properties as of June 30, 2001, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                      Partnership's Share
                                         Total Revenues            Net Income            of Net Income
                                     -----------------------   -------------------    --------------------
                                       Three Months Ended      Three Months Ended      Three Months Ended
                                     -----------------------   -------------------    --------------------
                                       June 30,     June 30,   June 30,   June 30,     June 30,   June 30,
                                         2001         2000       2001       2000         2001       2000
                                     ----------   ----------   --------   --------    ---------   --------
Fund III - Fund IV Joint Venture     $  478,331   $  320,100   $298,257   $ 92,387    $127,619    $ 39,631
Fund IV - Fund V Joint Venture          534,778      509,851    142,137    157,799      53,539      59,438
                                     ----------   ----------   --------   --------    --------    --------
                                     $1,013,109   $  829,951   $440,394   $250,186    $181,158    $ 99,069
                                     ----------   ----------   --------   --------    --------    --------

                                                                                       Partnership's Share
                                         Total Revenues            Net Income            of Net Income
                                     -----------------------   --------------------   ---------------------
                                        Six Months Ended         Six Months Ended       Six Months Ended
                                     -----------------------   --------------------   ---------------------
                                       June 30,     June 30,    June 30,   June 30,     June 30,   June 30,
                                        2001         2000        2001       2000         2001       2000
                                     -----------  ----------   ---------  ---------   ----------  ---------
Fund III - Fund IV Joint Venture     $  905,224   $  764,464   $539,625   $342,872    $230,897    $146,809
Fund IV - Fund V Joint Venture        1,050,924    1,006,512    283,589    244,688     106,819      92,167
                                     ----------   ----------   --------   --------    --------    --------
                                     $1,956,148   $1,770,976   $823,214   $587,560    $337,716    $238,976
                                     ----------   ----------   --------   --------    --------    --------

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the properties owned by the Partnership were 95.4% occupied as compared to 78.8% for June 30, 2000. Occupancy increased due to the leasing of the Reciprocal Group Building in 2001.

   Gross revenues of the Partnership were $339,758 for the six months ended June 30, 2001, and $240,187 for the six months ended June 30, 2000. The increase in gross revenues is primarily due to an increase in equity in income of joint ventures, resulting from leasing the Reciprocal Group Building in 2001, which is further described below. Expenses of the Partnership remained relatively constant at $45,459 for the six months ended June 30, 2001, compared to $45,694 for the six months ended June 30, 2000. As a result, net income increased to $294,298 for the six months ended June 30, 2001, as compared to $194,493 the same period ended June 30, 2000.

   Cash flows provided by investing activities and used in financing activities decreased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, as a result of investing in tenant improvements for the Reciprocal Group Building and reserving operating cash flows to fund such future improvements. Since the Partnership reserved distributions for second, third, and fourth quarters of 2000, cash and cash equivalents increased in 2001 over 2000.

   The Partnership declared cash distributions to the Limited Partners holding Class A Units of $.36 per Class A Unit for the six months ended June 30, 2001, as compared to distributions of $.16 per Class A Unit for the six months ended June 30, 2000. There were no cash distributions to the Limited Partners holding Class A Units for the second quarter of 2000. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the six months ended June 30, 2001 and 2000. Substantially all cash generated from the operations of properties owned by the Partnership was reserved in 2000 to fund the required tenant improvements and refurbishments at the Reciprocal Group Building.

   The Partnership's distributions paid and payable through the second quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

   General Electric elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. At the current time, the estimated cost of refurbishments, tenant improvements and building maintenance is anticipated to be approximately $1,275,000. These costs have been funded out of cash from operations of the Partnership and Wells Fund IV, which caused a substantial reduction in distributions payable to Limited Partners in the year 2000. As of June 30, 2001, the Partnership has funded $375,852 and has reserved $200,695 for the remaining buildout.

                          PART II.  OTHER INFORMATION

Item 6(b.)  No reports on Form 8-K were filed during the second quarter of 2001.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WELLS REAL ESTATE FUND IV, L.P.
                              (Registrant)
Dated: August 10, 2001  By:   /s/Leo F. Wells, III
                              ----------------------------------------------
                              Leo F. Wells, III, as Individual General
                              Partner and as President, Sole Director and
                              Chief Financial Officer of Wells Capital, Inc.,
                              the General Partner of Wells Partners, L.P.