Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND IV L P
filed 2001-11-14
CIK 869712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended        September 30, 2001
or                             -------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------     --------------------------

Commission file number                           0-20103
                        --------------------------------------------------------

                        WELLS REAL ESTATE FUND IV, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                       58-1915128
--------------------------------            -----------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
 incorporation or organization)

6200 The Corners Parkway, Suite 250,  Norcross, Georgia             30092
-------------------------------------------------------       ------------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
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

         Yes      X           No
              ---------          --------

                                    Form 10-Q

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART 1.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets - September 30, 2001 and December 31, 2000                                3

                Statements of Income for the Three Months and Nine Months Ended
                  September 30, 2001 and 2000                                                            4

                Statements of Partners' Capital for the Year Ended December 31, 2000
                  and the Nine Months Ended September 30, 2001                                           5

                Statements of Cash Flows for the Nine Months Ended September 30, 2001
                   and 2000                                                                              6

                Condensed Notes to Financial Statements                                                  7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                 9

PART II.        OTHER INFORMATION                                                                       11

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                              September 30,      December 31,
                                                                                  2001               2000
                                                                              -------------      -------------
ASSETS:
  Investment in joint ventures (Note 2)                                          $9,315,407           $9,233,292
  Cash and cash equivalents                                                          46,546              252,598
  Due from affiliates                                                               257,312              158,705
  Other assets                                                                          200                    0
                                                                                 ----------           ----------
                  Total assets                                                   $9,619,465           $9,644,595
                                                                                 ==========           ==========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Partnership distributions payable                                           $  267,579           $    3,003
                                                                                 ----------           ----------

  Partners' capital:
       Limited  partners
         Class A - 1,322,909 units outstanding                                    9,351,886            9,641,592
         Class B - 38,551 units outstanding                                               0                    0
                                                                                 ----------           ----------
                           Total partners' capital                               $9,351,886            9,641,592
                                                                                 ----------           ----------
                  Total liabilities and partners' capital                        $9,619,465           $9,644,595
                                                                                 ==========           ==========

         See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                  Three Months Ended                  Nine Months Ended
                                            --------------------------------------------------------------------
                                               September 30,     September 30,     September 30,    September 30,
                                                  2001              2000              2001              2000
                                            --------------------------------------------------------------------
   Revenues:
        Interest income                           $  3,550        $  3,070         $  5,591          $  4,281
        Equity in earnings of joint
          ventures (Note 2)                        164,372         102,356          502,088           341,331
                                             ----------------------------------------------------------------
                                                   167,922         105,426          507,679           345,612
                                             ----------------------------------------------------------------

   Expenses:
        Legal and accounting                         1,835             450           14,535            15,975
        Computer costs                               2,997           1,954            8,504             6,847
        Partnership administration                  11,154           8,489           38,405            33,764
                                            ------------------------------------------------------------------
                                                    15,986          10,893           61,444            56,586
                                            ------------------------------------------------------------------
        Net income                                $151,936        $ 94,533          $446,235         $289,026
                                            ==================================================================


   Net income allocated to Class
        A Limited Partners                        $151,936        $ 94,533          $446,235         $289,026
                                             =================================================================

   Net loss allocated to Class B
        Limited Partners                          $      0        $      0          $      0         $      0
                                             =================================================================

   Net income per Class A Limited
        Partner Unit                              $   0.11        $   0.07          $   0.34         $   0.22
                                             =================================================================

   Cash distribution per Class A
        Limited Partner Unit                      $   0.20        $   0.00          $   0.56         $   0.16
                                             =================================================================

       See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                        Limited Partners
                                       ---------------------------------------------------
                                              Class A                      Class B                  Total
                                       ------------------------    -----------------------         Partners'
                                          Units       Amount          Units       Amount            Capital
                                       ----------   -----------    -----------  -----------      -----------
BALANCE, December 31, 1999             1,322,909     $9,490,331       38,551      $        0      $9,490,331

Net income                                     0        357,405            0               0         357,405
Partnership distributions                      0       (206,144)           0               0        (206,144)
                                       ---------     ----------       ------      ----------     -----------
BALANCE, December 31, 2000             1,322,909      9,641,592       38,551               0       9,641,592


Net income                                     0        446,235            0               0         446,235
Partnership distributions                      0       (735,941)           0               0        (735,941)
                                       ---------     ----------       ------      ----------     -----------
BALANCE, September 30, 2001            1,322,909     $9,351,886       38,551      $        0      $9,351,886
                                       =========     ==========       ======      ==========      ==========

         See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                           --------------------------------------
                                                                             September 30,       September 30,
                                                                                  2001                2000
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 446,235           $ 289,026
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint venture                                     (502,088)           (341,331)
           Changes in assets and liabilities:
                 Other assets                                                        (200)                  0
                                                                                ---------           ---------
                 Net cash used in operating activities                            (56,053)            (52,305)
                                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                                 (375,723)           (117,776)
    Distributions received from joint ventures                                    697,089             717,882
                                                                                ---------           ---------
                 Net cash provided by investing activities                        321,366             600,106
                                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions paid                                               (471,365)           (471,383)
                                                                                ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (206,052)             76,418

CASH AND CASH EQUIVALENTS, beginning of year                                      252,598              45,573
                                                                                ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                        $  46,546           $ 121,991
                                                                                =========           =========

        See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, serving as General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

     On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992, at which time the Partnership had obtained total contributions of $13,614,652 representing subscriptions from 1,285 Limited Partners.

     The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. (the "Fund III - IV Joint Venture"), and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - V Joint Venture").

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia ("Stockbridge Village Shopping Center"), which is owned by the Fund III - IV Joint Venture, (ii) a two-story office building located in Richmond, Virginia ("Reciprocal Group Building"), which is owned by the Fund III - IV Joint Venture, (iii) two substantially identical two-story office buildings located in Clayton County, Georgia ("Village Overlook Property"), which are owned by the Fund IV - V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida ("IBM Jacksonville"), which is owned by the Fund IV - V Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in four properties as of September 30, 2001, through ownership in two joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                          Partnership's Share of Net
                                       Total Revenues                 Net Income                     Income
                                --------------------------  --------------------------- -----------------------------
                                     Three Months Ended           Three Months Ended           Three Months Ended
                                ---------------------------  --------------------------- -----------------------------
                                September 30, September 30,  September 30,  September 30, September 30,  September 30,
                                    2001           2000           2001          2000           2001           2000
                                -------------  ------------  -------------  ------------- -------------  -------------
        Fund III - IV Joint        $  479,025      $320,912       $243,784       $119,227      $104,311       $ 51,016
             Venture
        Fund IV - V Joint             540,110       499,553        159,454        136,301        60,061         51,340
             Venture               ----------    ----------     ----------       --------      --------       --------
                                   $1,019,135      $820,465       $403,238       $255,528      $164,372       $102,356
                                   ==========    ==========     ==========       ========      ========       ========

                                                                                          Partnership's Share of Net
                                       Total Revenues                 Net Income                     Income
                                --------------------------  --------------------------- -----------------------------
                                      Nine Months Ended            Nine Months Ended            Nine Months Ended
                                ---------------------------  --------------------------- -----------------------------
                                September 30, September 30,  September 30,  September 30, September 30,  September 30,
                                    2001           2000           2001          2000           2001           2000
                                -------------  ------------  -------------  ------------- -------------  -------------
    Fund III - IV Joint            $1,384,249    $1,085,376     $  783,410       $462,099      $335,208       $197,824
         Venture
     Fund IV - V Joint              1,591,035     1,506,065        443,042        380,989       166,880        143,507
         Venture                   ----------    ----------     ----------       --------      --------       --------
                                   $2,975,284    $2,591,441     $1,226,452       $843,088      $502,088       $341,331
                                   ==========    ==========     ==========       ========      ========       ========

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2001, the properties owned by the Partnership were 95.4% occupied as compared to 78.6% for September 30, 2000. Occupancy increased due to leasing the Reciprocal Group Building in 2001.

     Gross revenues of the Partnership were $507,679 for the nine months ended September 30, 2001, and $345,612 for the nine months ended September 30, 2000. The increase in gross revenues is primarily due to an increase in equity in income of joint ventures, resulting from leasing the Reciprocal Group Building in 2001, which is further described below. Expenses of the Partnership increased to $61,444 for the nine months ended September 30, 2001 from $56,586 for the nine months ended September 30, 2000, primarily due to increased administrative salary expenses. As a result, net income increased to $446,235 for the nine months ended September 30, 2001, as compared to $289,026 for the same period in 2000.

     Cash flows provided by investing activities decreased for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, as a result of investing in tenant improvements for the Reciprocal Group Building and reserving operating cash flows at the joint level in order to fund such future improvements. As a result of funding such tenant improvements, cash and cash equivalents decreased in 2001 over 2000.

     The Partnership declared cash distributions to the Limited Partners holding Class A Units of $0.56 per Class A Unit for the nine months ended September 30, 2001, as compared to distributions of $0.16 per Class A Unit for the nine months ended September 30, 2000. Distributions are lower in 2000 because there were no cash distributions declared to the Limited Partners holding Class A Units for the second and third quarters of 2000. No cash distributions were made to Limited Partners holding Class B Units or the General Partners for the nine months ended September 30, 2001 and 2000. Substantially all cash generated from the operation of properties owned by the Partnership was reserved in 2000 to fund the required tenant improvements and refurbishments at the Reciprocal Group Building.

     The Partnership's distributions payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     General Electric elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance is $1,407,002. These costs have been funded out of cash from operations of the Partnership and Wells Fund III, which caused a substantial reduction in distributions paid to the Partnership from Fund III-IV Joint Venture and, consequently, distributions payable from the Partnership to the Limited Partners in the year 2000. These improvements have been fully funded. The Partnership has funded $570,914 of these improvements.

                           PART II. OTHER INFORMATION

Item 6(b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND IV, L.P.
                           (Registrant)

Dated: November 9, 2001    By: /s/ Leo F. Wells, III
                               --------------------------------------------
                               Leo F. Wells, III, as Individual General
                               Partner and as President, Sole Director and
                               Chief Financial Officer of Wells Capital,
                               Inc., the General Partner of Wells Partners, L.P.