Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND IV L P
filed 2002-03-26
CIK 869712

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended                  December 31, 2001                 or
                          -----------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from _____________________ to________________________
Commission file number         0-20103
                               ------------------------------------------------

                       WELLS REAL ESTATE FUND IV, L. P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                                 58-1915128
--------------------------------------  ---------------------------------------
    State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                      Number)

 6200 The Corners Parkway, Suite 250
          Norcross, GA                                   30092
--------------------------------------  ---------------------------------------
  (Address of principal executive
               offices)                               (Zip Code)

Registrant's telephone number,
including area code                                 (770) 449-7800
                                        ---------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class             Name of exchange on which registered
--------------------------------------  ---------------------------------------
                 NONE                                    NONE
--------------------------------------  ---------------------------------------

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

Yes       X       No ______
         ---

Aggregate market value of the voting stock held by
non-affiliates:                                           Not Applicable
                                                   ----------------------------

                                    PART I

ITEM 1.     BUSINESS

General

Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, serving as the General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992, at which time the Partnership had sold 1,322,909 Class A Units and 38,551 Class B Units representing $13,614,652 of capital contributions by investors who were admitted to the Partnership as Limited Partners.

The Partnership owns interests in properties through its equity ownership in the following two joint ventures: (i) Fund III and Fund IV Associates, a joint venture between the Partnership and Wells Real Estate Fund III, L.P. ( the "Fund III - IV Joint Venture"); and (ii) Fund IV and Fund V Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund IV - V Joint Venture").

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a retail shopping center located in Stockbridge, Georgia, (the "Stockbridge Village Shopping Center"), which is owned by the Fund III - IV Joint Venture; (ii) a two-story office building located in Richmond, Virginia (the "Reciprocal Group Building"), which is owned by the Fund III - IV Joint Venture; (iii) two substantially identical two-story office buildings located in Clayton County, Georgia (the "Village Overlook Property"), which are owned by the Fund IV - V Joint Venture, and (iv) a four-story office building located in Jacksonville, Florida (the "IBM Jacksonville Building"), which is owned by the Fund IV - V Joint Venture. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2, below.

Employees

The Partnership has no direct employees. The employees of Wells Capital Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all properties in which the Partnership has an ownership interest. In the opinion of management of the partnership, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.     PROPERTIES

The Partnership owns interests in four properties through its investments in the joint ventures described in Item 1 of which three are office buildings and one is a retail building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method of accounting. As of December 31, 2001, these properties were 97.3% occupied, as compared to 79.2% at December 31, 2000 and 91.7% at December 31, 1999.

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership owned an interest through the joint ventures described in Item 1 as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                 Share of     Partnerships
Year of     Number of  Square    Annualized    Annualized   Percentage of    Percentage of
Lease        Leases     Feet     Gross Base    Gross Base    Total Square   Total Annualized
Expiration  Expiring   Expiring   Rent(1)       Rent(1)      Feet Expiring      Base Rent
-----------------------------------------------------------------------------------------

2002         10        36,552   $  967,681  $   386,025         13.60%           23.76%
2003(2)       8        79,089    1,227,416      468,826         29.43            30.14
2004          7        15,909      318,104      123,930          5.92             7.81
2005          9        21,426      387,528      152,490          7.97             9.52
2006          1         3,646       69,274       26,093          1.36             1.70
2008          1         5,124       89,670       38,368          1.91             2.20
2009(3)       1        43,000      520,300      222,629         16.00            12.78
2011(4)       1        63,986      492,692      210,816         23.81            12.09
--------------------------------------------------------------------------------------
             38       268,732   $4,072,665  $ 1,629,177       100.00%           100.00%

           (1) Average monthly gross rent over the life of the lease, annualized.
           (2) Expiration of IBM lease (68,100 square feet) at the IBM Jacksonville Building.
           (3) Expiration of Reciprocal Group lease (43,000 square feet) at the Reciprocal Group Building.
           (4) Expiration of Kroger lease (63,986 square feet) at the Stockbridge Village Shopping Center.

The following describes the properties in which the Partnership owned an interest as of December 31, 2001:

              Fund III - IV Joint Venture

              On March 27, 1991, the Partnership and Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as General Partners, formed Fund III- IV Joint Venture. The investment objectives of Wells Fund III are substantially identical to those of the Partnership. The Partnership holds an approximate 43% equity interest in the Fund III- IV Joint Venture, which includes a multi-tenant retail center and an office building. As of December 31, 2001, the Partnership had contributed $6,415,731 and Wells Fund III had contributed $8,357,551 for total contributions of $14,773,282 to the Fund III- IV Joint Venture. The Partnership owns interests in the following two properties through the Fund III- IV Joint Venture:

              Stockbridge Village Shopping Center

              On April 4, 1991, the Fund III- IV Joint Venture purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,891 square feet of which approximately 64,097 square feet are occupied by the Kroger Company, a retail grocery chain. This is the only tenant which occupies more than ten percent of the rentable square feet of this property. The lease with Kroger Company is for an initial term of 20 years commencing on November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease during the initial term is $492,692. The remaining 48,794 square feet are comprised of 12 separate retail spaces and 3 free-standing retail buildings. As of December 31, 2001, the Partnership had contributed a total of $4,574,247 and Wells Fund III had contributed a total of $5,114,502 to fund the total costs of approximately $9,688,749 to fund the acquisition and development of the Stockbridge Village Shopping Center.

              The occupancy rate at year end for the Stockbridge Village Shopping Center was 100% in 2001, 100% in 2000, 95% in 1999, 100%
              in 1998 and 93% in 1997. The average effective annual rental per square foot was $11.82 for 2001, $11.29 for 2000, $11.23 for 1999,
              $10.82 for 1998 and $9.86 for 1997.

              Reciprocal Group Building

              The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia, which was acquired by the Fund III- IV Joint Venture on July 1, 1992, for a purchase price of $4,687,600. As of December 31, 2001, a total of $5,084,533 had been incurred for the acquisition (including deferred lease acquisition costs) of the Reciprocal Group Building. Of this amount, the Partnership contributed $1,301,229 and Wells Fund III contributed $3,783,304 to the Fund III- IV Joint Venture.

              The Reciprocal Group Building was leased to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance was $1,407,002. These costs were funded out of cash from operations of the Partnership and Wells Fund III, which caused a substantial reduction in distributions paid to the Partnership from Fund III-IV Joint Venture and, consequently, distributions payable from the Partnership to the Limited Partners in

              2000. These improvements have now been fully funded. The Partnership funded $570,914 of these improvements.

              At year-ends the occupancy rate at the Reciprocal Group Building was 100% in 2001, 0% in 2000; and 100% in 1999, 1998 and 1997. The
              average effective annual rental per square foot was $12.33 for 2001, $3.07 for 2000 and $12.27 for 1999, 1998, and 1997.

              Fund IV - V Joint Venture

              On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed the Fund IV-V Joint Venture. The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed approximately $4,837,041 to the Fund IV - V Joint Venture, and Wells Fund V had contributed approximately $8,032,509. The Partnership holds an equity interest of approximately 38%, and Wells Fund V holds an equity interest of approximately 62% in the Fund IV- V Joint Venture.

              The Partnership owns interests in the following two properties through the Fund IV - V Joint Venture:

              IBM Jacksonville Building

              On June 8, 1992, the Fund IV- V Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the "IBM Jacksonville Building"). As of December 31, 2001, the Partnership contributed $3,479,750 and Wells Fund V contributed $5,000,116 to the Fund IV-V Joint Venture to fund the acquisition and development of the IBM Jacksonville Building.

              The IBM Jacksonville Building is leased primarily by International Business Machines Corporation ("IBM"), a computer sales and service corporation, and Customized Transportation, Inc. ("CTI"), a division of the CSX Railroad. The initial term of the IBM lease for 68,100 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

              The term of the original CTI lease for 23,869 square feet was 8 years and commenced in March, 1994. The original CTI lease expired on February 28, 2001 and was extended through March 31, 2002 with an annual base rent of $501,249.

              The occupancy rates at year end for the IBM Jacksonville Building were 93% in 2001, 93% in 2000, 94% in both 1999 and 1998, and 100%
              in 1997. The average effective annual rental per square foot was $17.49 for 2001, $16.46 for 2000, $16.80 for 1999, $16.69 for 1998
              and $16.71 for 1997.

              Village Overlook Property

              On September 14, 1992, the Fund IV- V Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the "Village Overlook Property"). As of December 31, 2001, the Partnership had contributed $1,357,291 and Wells Fund V had contributed $3,032,393 to the Fund IV- V Joint Venture for the acquisition and development of the Village Overlook Property.

              The occupancy rate at year end for the Village Overlook Property was 93% in 2001, 78% in 2000, 62% in 1999, 92% in 1998 and 81% in
              1997. The average effective annual rental per square foot was $16.51 for 2001, $15.90 for 2000, $12.75 for 1999, $13.46 for
              1998 and $10.93 for 1997.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $9.50 per Class A Unit and $9.50 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3.     LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

                                   PART II

ITEM 5.     MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,273 Limited Partners and 38,551 outstanding Class B Units held by a total of 20 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Afterwards, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:


                                Per Class A  Per Class                 General
                                   Unit       A Unit     Per Class B   Partner
Distribution For   Total Cash   Investment   Return of   Unit Return  Return of
 Quarter Ended    Distribution    Income      Capital     of Capital   Capital

  March 31, 2000  $206,144       $0.09         $0.07        $0.00     $0.00
  June 30, 2000          0        0.00          0.00         0.00      0.00
  Sept. 30, 2000         0        0.00          0.00         0.00      0.00
  Dec. 31, 2000          0        0.00          0.00         0.00      0.00
  March 31, 2001   231,582        0.10          0.07         0.00      0.00
  June 30, 2001    239,783        0.12          0.06         0.00      0.00
  Sept. 30, 2001   264,576        0.12          0.09         0.00      0.00
  Dec. 31, 2001    264,571        0.11          0.09         0.00      0.00

The cash distributions to Limited Partners holding Class A units were substantially reduced in 2000 (reserved for the last three quarters) due to the vacancy at the Reciprocal Group Building and the related costs necessary to lease up the property, as previously discussed. Distributions increased to a normalized level in 2001.

ITEM 6.     SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997.

                                      2001        2000        1999         1998         1997
                                      ----        ----        ----         ----         ----
Total assets                    $9,506,490  $9,644,595  $9,758,573  $10,191,338  $10,578,235
Total revenues                     678,096     428,694     684,024      655,837      589,451
Net income                         595,337     357,405     608,712      574,034      519,907
Net (loss) allocated
  to General Partners                    0           0           0            0            0
Net income allocated to
  Class A Limited Partners         595,337     357,405     608,712      574,034      519,907
Net loss allocated to
  Class B Limited Partners               0           0           0            0            0
Net Income per Class A
  Limited Partner Unit                 .45         .27         .46          .43          .39
Net Loss per Class B
  Limited Partner Unit                   0           0           0            0            0
Cash Distributions per Class
Cash Distribution per Class A
   Limited Partner Unit:
          Investment Income            .45         .09         .45          .43          .39
          Return of Capital           $.31        $.07        $.35         $.30         $.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Results of Operations

Gross revenues of the Partnership were $678,096 for the year ended December 31, 2001 as compared to $428,694 for the year ended December 31, 2000 and $684,024 for the year ended December 31, 1999. The increase in 2001, as compared to 2000, was due primarily to the Reciprocal Group taking occupancy of the Reciprocal Group Building during 2001; whereas, the property was 0% occupied at year end 2000. 2001 revenue numbers are consistent with 1999 figures, due to occupancy rates. Expenses of the Partnership increased to $82,759 in 2001 compared to $71,289 in 2000 and $75,312 in 1999 primarily due to an increase in administrative salaries. As a result, net income of the Partnership increased to $595,337 for the year ended December 31, 2001 compared to $357,405 for the year ended December 31, 2000 and $608,712 for the year ended December 31, 1999.

The Partnership made cash distributions to the Limited Partners holding Class A Units of $.76 and $.16 per Class A Unit for the years ended December 31, 2001 and 2000, respectively. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners for the fiscal years ended December 31, 2001, 2000 and 1999. The increase in distributions for 2001 is consistent with the increase in revenues and net income from 2000 to 2001.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

Liquidity and Capital Resources

During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,600 in capital through the sale of approximately 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $11,088,611 in properties, paid $748,805 in acquisition and advisory fees, $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $10,000.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership's net cash used in operating activities remained consistent at $74,470 in 2001, $64,803 in 2000 and $78,269 in 1999. Net cash provided by investing activities decreased to $603,678 in 2001 from $743,211 in 2000 and $1,058,115 in 1999. The decrease for the year ended December 31, 2001, as compared to 2000, was a result of investing in joint ventures for purposes of tenant improvements for the Reciprocal Group Building and reduced distributions from joint ventures in order to fund such improvements. This resulted in lower distributions from the joint ventures to the Partnership. Net cash used in financing activities increased to $735,940 in 2001 as compared to $471,383 in 2000, and $1,037,233 in 1999. The increase from 2000 to 2001 was fueled by an increase in the income generated by and distributions received from the joint ventures which is consistent with a corresponding increase in property revenues and no longer reserving for tenant improvements for the Reciprocal Group Building. The decrease from 1999 to 2000 stemmed from a decrease in the Reciprocal Building rental income and increased funding in Reciprocal Building tenant improvements. As a result, cash and cash equivalents decreased from $252,598 at December 31, 2000 to $45,866 in 2001.

The Partnership's distributions payable in 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years, which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivable not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

         (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia, 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

                             CASH COMPENSATION TABLE

Name of individual or        Capacities in which served -
number in group              Form of Compensation             Cash Compensation
---------------------        ----------------------------     -----------------
Wells Management             Property Manager-                   $148,456 (1)
Company, Inc.                Management and Leasing
                             Fees

(1) The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001; however, were not paid until January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.

                            Name and Address of      Amount and Nature of
     Title of Class           Beneficial Owner       Beneficial Ownership      Parent of Class
----------------------  ------------------------  ------------------------   -------------------
Class A Units                 Leo F. Wells, III      114.68 units (IRA,          less than 1%
                                                     401(k) and Profit Sharing)

No arrangements exist which would, upon expectation thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2001.

Property Management and Leasing Fees. Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $148,456 in cash compensation for services rendered during the year ended December 31, 2001.

Real Estate Commissions. In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners or their affiliates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)1. The Financial Statements are contained on pages F-2 through F-19 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a)2.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March, 2001

                                       Wells Real Estate Fund IV, L.P.
                                       (Registrant)

                                       By: /s/ Leo F. Wells, III
                                           ---------------------------------
                                           Leo F. Wells, III
                                           Leo F.  Wells,  III  Individual
                                           General  Partner and as President
                                           and Chief Financial  Officer of
                                           Wells Capital, Inc., the General
                                           Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

       Signature                                  Title                                  Date
---------------------------   ------------------------------------------   -------------------------
/s/ Leo F. Wells, III                 Individual General Partner,                March 21, 2002
------------------------
Leo F. Wells, III                     President and Sole Director
                                      of Wells Capital, Inc., the General
                                      Partner of Wells Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS THAT HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                       INDEX TO THE FINANCIAL STATEMENTS

                          Financial Statements                                         Page
-----------------------------------------------------------------------------       ------------
Independent Auditors' Report                                                            F-2

Balance Sheets as of December 31, 2001 and 2000                                         F-3

Statements of Income for the Years Ended December 31, 2001, 2000 and 1999               F-4

Statements of Partners' Capital for the Years Ended December 31, 2001, 2000             F-5
  and 1999

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999           F-6

Notes to Financial Statements for December 31, 2001, 2000 and 1999                      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 25, 2002

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                          DECEMBER 31, 2001 AND 2000

                                             ASSETS

                                                                     2001             2000
                                                                   -----------    -----------
INVESTMENT IN JOINT VENTURES                                        $9,201,538     $9,233,292

CASH AND CASH EQUIVALENTS                                               45,866        252,598

DUE FROM AFFILIATES                                                    259,086        158,705
                                                                   -----------    -----------
              Total assets                                          $9,506,490     $9,644,595
                                                                   ===========    ===========

                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                $    2,498     $        0
    Partnership distributions payable                                  267,575          3,003
                                                                   -----------    -----------
                                                                       270,073          3,003
COMMITMENTS AND CONTINGENCIES                                      -----------    -----------

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,322,909 units                                      9,236,417      9,641,592
       Class B--38,551 units                                                 0              0
                                                                   -----------    -----------
              Total partners' capital                                9,236,417      9,641,592
                                                                   -----------    -----------
              Total liabilities and partners' capital               $9,506,490     $9,644,595
                                                                   ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                               2001           2000          1999
                                                                            -----------   ------------   ----------
REVENUES:
    Equity in income of joint ventures                                       $672,305       $422,208      $682,737
    Interest income                                                             5,791          6,486         1,287
                                                                             --------       --------      --------
                                                                              678,096        428,694       684,024
                                                                             --------       --------      --------
EXPENSES:
    Partnership administration                                                 54,121         43,841        46,917
    Legal and accounting                                                       15,928         17,175        17,639
    Computer costs                                                             12,710         10,273        10,756
                                                                             --------       --------      --------
                                                                               82,759         71,289        75,312
                                                                             --------       --------      --------
NET INCOME                                                                   $595,337       $357,405      $608,712
                                                                             ========       ========      ========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                             $595,337       $357,405      $608,712
                                                                             ========       ========      ========
NET INCOME PER CLASS A LIMITED PARTNER UNIT                                  $   0.45       $   0.27      $   0.46
                                                                             ========       ========      ========
DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                $   0.76       $   0.16      $   0.80
                                                                             ========       ========      ========

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                Limited Partners                         Total
                                               -----------------------------------------------------
                                                        Class A                     Class B             Partners'
                                               ----------------------------  -----------------------
                                                  Units           Amount       Units       Amount        Capital
                                               ------------  --------------  ----------  -----------  -------------
BALANCE, December 31, 1998                      1,322,909       $9,939,003     38,551        $0         $9,939,003

    Net income                                          0          608,712          0         0            608,712
    Partnership distributions                           0       (1,057,384)         0         0         (1,057,384)
                                               ------------  --------------  ----------  -----------  -------------
BALANCE, December 31, 1999                      1,322,909        9,490,331     38,551         0          9,490,331

    Net income                                          0          357,405          0         0            357,405
    Partnership distributions                           0         (206,144)         0         0           (206,144)
                                               ------------  --------------  ----------  -----------  -------------
BALANCE, December 31, 2000                      1,322,909        9,641,592     38,551         0          9,641,592

    Net income                                          0          595,337          0         0            595,337
    Partnership distributions                           0       (1,000,512)         0         0         (1,000,512)
                                               ------------  --------------  ----------  -----------  -------------
BALANCE, December 31, 2001                      1,322,909       $9,236,417     38,551        $0         $9,236,417
                                               ==========    ==============  ==========  ===========  =============

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                              2001          2000           1999
                                                                           ----------   -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $595,337      $357,405      $   608,712
    Adjustments to reconcile net income to net cash used in                ----------   -----------   ---------------
       operating activities:
           Equity in income of joint ventures                               (672,305)     (422,208)        (682,737)
           Changes in accounts payable and accrued expenses                    2,498             0           (4,244)
                                                                           ----------   -----------   ---------------
                 Total adjustments                                          (669,807)     (422,208)        (686,981)
                                                                           ----------   -----------   ---------------
                 Net cash used in operating activities                       (74,470)      (64,803)         (78,269)
                                                                           ----------   -----------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                            (375,720)     (178,744)         (65,371)
    Distributions received from joint ventures                               979,398       921,955        1,123,486
                                                                           ----------   -----------   ---------------
                 Net cash provided by investing activities                   603,678       743,211        1,058,115
                                                                           ----------   -----------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings             (221,326)      (31,265)        (445,725)
    Distributions to partners from accumulated earnings                     (514,614)     (440,118)        (591,508)
                                                                           ----------   -----------   ---------------
                 Net cash used in financing activities                      (735,940)     (471,383)      (1,037,233)
                                                                           ----------   -----------   ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (206,732)      207,025          (57,387)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 252,598        45,573          102,960
                                                                           ----------   -----------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 45,866      $252,598      $    45,573
                                                                           ==========   ===========   ===============

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS

      Wells Real Estate Fund IV, L.P. (the "Partnership") is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

      The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) the Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, southeast of Atlanta, Georgia, (ii) the Reciprocal Group Building (formerly G.E. Lighting National Customer Center), a two-story office building located in Richmond, Virginia, (iii) the Village Overlook Project, two substantially identical two-story office buildings located in Clayton County, Georgia, and (iv) the Jacksonville IBM Building, a four-story office building located in Jacksonville, Florida.

      USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      INCOME TAXES

      The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

      DISTRIBUTION OF SALES PROCEEDS

      Upon sales of properties, the net sales proceeds are distributed in the following order:

         . To limited partners on a per unit basis until each limited partner has received 100% of his/her adjusted capital contribution, as defined

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

      Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

      Investment in Joint Ventures

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance expenditures are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

         Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset, whichever is shorter.

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

         Deferred Lease Acquisition Costs

         Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 3.

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

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000 as follows:

                                               2001         2000
                                            ----------    ----------

         Fund III and IV Associates          $174,807      $ 75,912
         Fund IV and V Associates              84,279        82,793
                                            ----------    ----------
                                             $259,086      $158,705
                                            ==========    ==========

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or
     (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs at the joint venture level of $148,456, $173,471, and $140,551 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                           2001                     2000
                                   ---------------------  ---------------------
                                     Amount     Percent     Amount     Percent
                                   ----------  ---------  ----------  ---------

     Fund III and IV Associates    $5,294,701     43%     $5,168,329     43%
     Fund IV and V Associates       3,906,837     38       4,064,963     38
                                   ----------             ----------
                                   $9,201,538             $9,233,292
                                   ==========             ==========

     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                              2001          2000
                                                          -----------   -----------
Investment in joint ventures, beginning of year           $9,233,292    $9,463,148
    Equity in income of joint ventures                       672,305       422,208
    Contributions to joint ventures                          375,720       178,744
    Distributions from joint ventures                     (1,079,779)     (830,808)
                                                          -----------   -----------
Investment in joint ventures, end of year                 $9,201,538    $9,233,292
                                                          ===========   ===========

     FUND III AND IV ASSOCIATES

     On March 27, 1991, the Partnership entered into a joint venture agreement with Wells Real Estate Fund III, L.P. The joint venture, Fund III and IV Associates, was formed for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center in Stockbridge, Georgia. In addition, in July 1992, Fund III and IV Associates purchased the Reciprocal Group Building (formerly G.E. Lighting National Customer Center) in Richmond, Virginia.

     The following are the financial statements for Fund III and IV Associates:

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                                        2001          2000
                                                                                    ------------  ------------
Real estate assets, at cost:
    Land                                                                             $ 3,331,775   $ 3,331,775
    Building and improvements, less accumulated depreciation of
       $4,597,821 in 2001 and $3,980,865 in 2000                                       8,643,113     8,540,176
                                                                                    ------------  ------------
              Total real estate assets                                                11,974,888    11,871,951
Cash and cash equivalents                                                                315,325       105,104
Accounts receivable                                                                      213,999       130,226
Prepaid expenses and other assets, net                                                   321,531       191,722
                                                                                    ------------  ------------
              Total assets                                                           $12,825,743   $12,299,003
                                                                                    ============  ============

                                   Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $    39,665   $    40,896
    Partnership distributions payable                                                    408,538       177,418
    Due to affiliates                                                                      3,406         1,870
                                                                                    ------------  ------------
              Total liabilities                                                          451,609       220,184
                                                                                    ------------  ------------
Partners' capital:
    Wells Real Estate Fund III                                                         7,079,433     6,910,490
    Wells Real Estate Fund IV                                                          5,294,701     5,168,329
                                                                                    ------------  ------------
              Total partners' capital                                                 12,374,134    12,078,819
                                                                                    ------------  ------------
              Total liabilities and partners' capital                                $12,825,743   $12,299,003
                                                                                    ============  ============

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                         2001          2000          1999
                                                                     ------------  ------------  ------------
Revenues:
    Rental income                                                     $1,864,868    $1,405,938    $1,795,247
    Interest income                                                          450         4,921        11,790
    Other income                                                          22,917             0             0
                                                                     ------------  ------------  ------------
                                                                       1,888,235     1,410,859     1,807,037
                                                                     ------------  ------------  ------------
Expenses:
    Depreciation                                                         616,956       558,282       551,956
    Management and leasing fees                                          168,643       134,283       158,520
    Operating costs, net of reimbursements                                27,932       164,018       (21,669)
    Property administration                                               35,540        39,875        40,357
    Legal and accounting                                                  14,515         8,312         9,163
                                                                     ------------  ------------  ------------
                                                                         863,586       904,770       738,327
                                                                     ------------  ------------  ------------
Net income                                                            $1,024,649    $  506,089    $1,068,710
                                                                     ============  ============  ============

Net income allocated to Wells Real Estate Fund III                    $  586,219    $  289,542    $  611,605
                                                                     ============  ============  ============

Net income allocated to Wells Real Estate Fund IV                     $  438,430    $  216,547    $  457,105
                                                                     ============  ============  ============

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      Wells Real   Wells Real       Total
                                                                        Estate       Estate       Partners'
                                                                       Fund III      Fund IV       Capital
                                                                     ------------  -----------  ------------
Balance, December 31, 1998                                            $7,330,542   $5,459,021   $12,789,563
    Net income                                                           611,605      457,105     1,068,710
    Partnership contributions                                                  0       23,280        23,280
    Partnership distributions                                           (948,505)    (708,892)   (1,657,397)
                                                                     ------------  -----------  ------------
Balance, December 31, 1999                                             6,993,642    5,230,514    12,224,156
    Net income                                                           289,542      216,547       506,089
    Partnership contributions                                            216,683      162,058       378,741
    Partnership distributions                                           (589,377)    (440,790)   (1,030,167)
                                                                     ------------  -----------  ------------
Balance, December 31, 2000                                             6,910,490    5,168,329    12,078,819
    Net income                                                           586,219      438,430     1,024,649
    Partnership contributions                                            502,342      375,720       878,062
    Partnership distributions                                           (919,618)    (687,778)   (1,607,396)
                                                                     ------------  -----------  ------------
Balance, December 31, 2001                                            $7,079,433   $5,294,701   $12,374,134
                                                                     ============  ===========  ============

                           Fund III and IV Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                          2001         2000           1999
                                                                      ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                         $1,024,649   $   506,089    $1,068,710
                                                                      ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                   616,956       558,282       551,956
           Changes in assets and liabilities:
              Accounts receivable                                         (83,773)       40,821         2,586
              Prepaid expenses and other assets, net                     (129,809)     (126,509)        9,320
              Accounts payable                                             (1,231)        7,137        (4,380)
              Due to affiliates                                             1,536        (6,008)        6,366
                                                                      ------------  ------------  ------------
                 Total adjustments                                        403,679       473,723       565,848
                                                                      ------------  ------------  ------------
                 Net cash provided by operating activities              1,428,328       979,812     1,634,558
                                                                      ------------  ------------  ------------
Cash flows from investing activities:
    Investment in real estate                                            (719,893)     (305,527)      (24,871)
                                                                      ------------  ------------  ------------
Cash flows from financing activities:
    Contributions from joint venture partners                             878,062       378,741        23,280
    Distributions to joint venture partners                            (1,376,276)   (1,258,531)   (1,659,316)
                                                                      ------------  ------------  ------------
                 Net cash used in financing activities                   (498,214)     (879,790)   (1,636,036)
                                                                      ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents                      210,221      (205,505)      (26,349)
Cash and cash equivalents, beginning of year                              105,104       310,609       336,958
                                                                      ------------  ------------  ------------
Cash and cash equivalents, end of year                                 $  315,325   $   105,104    $  310,609
                                                                      ============  ============  ============

FUND IV AND V ASSOCIATES

On April 14, 1992, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. The joint venture, Fund IV and V Associates, was formed for the purpose of investing in commercial real properties. During 1992, Fund IV and V Associates purchased a parcel of land on which the Village Overlook Project was developed. During 1992, the joint venture also purchased a second parcel of land in Jacksonville, Florida, on which the Jacksonville IBM Building was developed. During 2000, the Partnership made additional capital contributions to Fund IV and V Associates. Ownership interests were recomputed accordingly.

Following are the financial statements of Fund IV and V Associates:

                            Fund IV and V Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                                       2001              2000
                                                                                   -------------     -------------
Real estate assets, at cost:
    Land                                                                            $ 2,011,534       $ 2,011,534
    Building and improvements, less accumulated depreciation of
       $3,710,357 in 2001 and $3,193,823 in 2000                                      8,001,259         8,456,768
    Construction in progress                                                             43,982                 0
                                                                                   -------------     -------------
              Total real estate assets                                               10,056,775        10,468,302
Cash and cash equivalents                                                               339,137           279,590
Accounts receivable                                                                     219,120           255,736
Prepaid expenses and other assets, net                                                  157,525           170,084
                                                                                   -------------     -------------
              Total assets                                                          $10,772,557       $11,173,712
                                                                                   =============     =============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                $    94,553       $    65,993
    Partnership distributions payable                                                   265,119           261,173
    Due to affiliates                                                                    40,809            54,667
                                                                                   -------------     -------------
              Total liabilities                                                         400,481           381,833
                                                                                   -------------     -------------
Partners' capital:
    Wells Real Estate Fund IV                                                         3,906,837         4,064,963
    Wells Real Estate Fund V                                                          6,465,239         6,726,916
                                                                                   -------------     -------------
              Total partners' capital                                                10,372,076        10,791,879
                                                                                   -------------     -------------
              Total liabilities and partners' capital                               $10,772,557       $11,173,712
                                                                                   =============     =============

                            Fund IV and V Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                          2001             2000            1999
                                                                      ------------     ------------    ------------
Revenues:
    Rental income                                                      $2,113,934       $2,002,958      $1,926,543
    Interest income                                                         8,618           10,460          10,436
    Other income                                                              330              360             360
                                                                      ------------     ------------    ------------
                                                                        2,122,882        2,013,778       1,937,339
                                                                      ------------     ------------    ------------
Expenses:
    Depreciation                                                          516,534          508,805         500,956
    Management and leasing fees                                           232,632          269,653         260,350
    Operating costs, net of reimbursements                                684,710          636,808         509,617
    Property administration                                                50,690           43,268          54,176
    Legal and accounting                                                   17,414            9,246          11,748
                                                                      ------------     ------------    ------------
                                                                        1,501,980        1,467,780       1,336,847
                                                                      ------------     ------------    ------------
Net income                                                             $  620,902       $  545,998      $  600,492
                                                                      ============     ============    ============

Net income allocated to Wells Real Estate Fund IV                      $  233,875       $  205,660      $  225,632
                                                                      ============     ============    ============

Net income allocated to Wells Real Estate Fund V                       $  387,027       $  340,338      $  374,860
                                                                      ============     ============    ============

                            Fund IV and V Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      Wells Real      Wells Real         Total
                                                                        Estate          Estate         Partners'
                                                                       Fund IV          Fund V          Capital
                                                                     ------------    ------------    -------------
Balance, December 31, 1998                                            $4,387,427      $7,289,167      $11,676,594
    Net income                                                           225,632         374,860          600,492
    Partnership contributions                                             42,091          69,929          112,020
    Partnership distributions                                           (422,516)       (701,958)      (1,124,474)
                                                                     ------------    ------------    -------------
Balance, December 31, 1999                                             4,232,634       7,031,998       11,264,632
    Net income                                                           205,660         340,338          545,998
    Partnership contributions                                             16,686               0           16,686
    Partnership distributions                                           (390,017)       (645,420)      (1,035,437)
                                                                     ------------    ------------    -------------
Balance, December 31, 2000                                             4,064,963       6,726,916       10,791,879
    Net income                                                           233,875         387,027          620,902
    Partnership distributions                                           (392,001)       (648,704)      (1,040,705)
                                                                     ------------    ------------    -------------
Balance, December 31, 2001                                            $3,906,837      $6,465,239      $10,372,076
                                                                     ============    ============    =============

                            Fund IV and V Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                         2001              2000            1999
                                                                     -------------    -------------   -------------
Cash flows from operating activities:
    Net income                                                        $   620,902      $   545,998     $   600,492
                                                                     -------------    -------------   -------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                   516,534          508,805         500,956
           Changes in assets and liabilities:
              Accounts receivable                                          36,616           48,348          63,893
              Prepaid expenses and other assets, net                       12,559              185         (61,124)
              Accounts payable                                             28,560           16,313          (5,052)
              Due to affiliates                                           (13,858)           9,069           8,789
                                                                     -------------    -------------   -------------
                 Total adjustments                                        580,411          582,720         507,462
                                                                     -------------    -------------   -------------
                 Net cash provided by operating activities              1,201,313        1,128,718       1,107,954
                                                                     -------------    -------------   -------------
Cash flows from investing activities:
    Investment in real estate                                            (105,007)        (114,273)       (115,706)
                                                                     -------------    -------------   -------------
Cash flows from financing activities:
    Contributions from joint venture partners                                   0           16,686         112,020
    Distributions to joint venture partners                            (1,036,759)      (1,018,661)     (1,102,344)
                                                                     -------------    -------------   -------------
              Net cash used in financing activities                    (1,036,759)      (1,001,975)       (990,324)
                                                                     -------------    -------------   -------------
Net increase in cash and cash equivalents                                  59,547           12,470           1,924
Cash and cash equivalents, beginning of year                              279,590          267,120         265,196
                                                                     -------------    -------------   -------------
Cash and cash equivalents, end of year                                $   339,137      $   279,590     $   267,120
                                                                     =============    =============   =============

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                               2001           2000          1999
                                                                            ----------     ----------    ----------
Financial statement net income                                               $595,337       $357,405      $608,712
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in excess
       of amounts for income tax purposes                                     192,719        170,604       166,632
    Expenses deductible when paid for income tax purposes, accrued
       for financial reporting purposes                                        (7,139)         3,194         2,755
    Rental income accrued for financial reporting purposes less
       than (in excess of) amounts for income tax purposes                    (16,903)        30,924        36,052
    Other                                                                        (798)        (2,570)            0
                                                                            ----------     ----------    ----------
Income tax basis net income                                                  $763,216       $559,557      $814,151
                                                                            ==========     ==========    ==========

     The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                      2001              2000              1999
                                                                  -------------     -------------     -------------
Financial statement partners' capital                              $ 9,236,417       $ 9,641,592       $ 9,490,331
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                                  1,043,723           851,004           680,400
       Capitalization of organization costs for income
           tax purposes, which are accounted for as cost
           of capital for financial reporting purposes               1,735,988         1,735,988         1,735,988
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                        (140,333)         (123,430)         (154,354)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                           17,493            24,632            21,438
       Partnership's distributions payable                             267,575             3,004           268,242
       Other                                                            (5,936)           (5,138)           (2,568)
                                                                  -------------     -------------     -------------
Income tax basis partners' capital                                 $12,154,927       $12,127,652       $12,039,477
                                                                  =============     =============     =============

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

                 Year ending December 31:
                     2002                              $1,196,129
                     2003                                 964,069
                     2004                                 786,651
                     2005                                 636,873
                     2006                                 541,952
                 Thereafter                             1,650,736
                                                      ------------
                                                       $5,776,410
                                                      ============

     Three tenants contributed 17%, 17%, and 16% of rental income. In addition, three tenants will contribute 48%, 41%, and 10% of future minimum rental income.

     The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2001 is as follows:

                 Year ending December 31:
                     2002                              $ 1,150,615
                     2003                                1,398,357
                     2004                                1,330,753
                     2005                                1,242,927
                     2006                                1,194,786
                 Thereafter                              3,856,860
                                                      -------------
                                                       $10,174,298
                                                      =============

     Two tenants contributed approximately 26% and 26% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 48% and 41% of future minimum rental income.

     The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2001 is as follows:

                 Year ending December 31:
                     2002                              $1,866,488
                     2003                                 969,687
                     2004                                 575,831
                     2005                                 278,250
                     2006                                  81,123
                     Thereafter                                 0
                                                      ------------
                                                       $3,771,379
                                                      ============

     Two tenants contributed approximately 45% and 23% of rental income for the year ended December 31, 2001. In addition, one tenant will contribute approximately 32% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                           2001 Quarters Ended
                                                       --------------------------------------------------------
                                                        March 31      June 30     September 30     December 31
                                                       ----------    ----------  --------------   -------------
Revenues                                                $158,503      $181,254      $167,922         $170,417
Net income                                               138,002       156,297       151,936          149,102
Net income allocated to Class A limited
   partners                                              138,002       156,297       151,936          149,102
Net income per Class A limited partner unit (a)            $0.10         $0.12         $0.11            $0.11
Distribution per Class A limited partner unit               0.18          0.18          0.20             0.20

                  (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from rounding differences between quarters.

                                                                          2000 Quarters Ended
                                                       --------------------------------------------------------
                                                        March 31       June 30    September 30     December 31
                                                       ----------    ----------  --------------  --------------
Revenues                                                $140,606      $ 99,580      $105,425         $83,083
Net income                                               116,834        77,658        94,533          68,380
Net income allocated to Class A limited
   partners                                              116,834        77,658        94,533          68,380
Net income per Class A limited partner unit                $0.09         $0.06         $0.07           $0.05
Distribution per Class A limited partner unit               0.16          0.00          0.00            0.00

7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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

Exhibit
Number            Description of Document
-------           -----------------------

*4(a) Agreement of Limited Partnership of Wells Real Estate Fund IV, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*4(b) Certificate of Limited Partnership of Wells Real Estate Fund IV, L.P. (Exhibit 4(b) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(a)            Management Agreement between Wells Real Estate Fund IV, L.P.
                  and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*10(b) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IV, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*10(c) Custodial Agency Agreement between Wells Real Estate Fund IV, L.P. and Citizens and Southern Trust Company (Georgia) National Association (Exhibit 10(f) to Amendment No. 3 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(d) Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(e) Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. and The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(f) Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(g) Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(h) First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(i) First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(j) Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(k) Fund IV and Fund V Associates Joint Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(l) Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(m)            Lease with International Business Machines Corporation (
                  Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(n) Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(o) Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(p) Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(q) Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(r)            Architect Agreement with Mayes, Sudderth & Etheredge, Inc.
                  (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(s) Architect Agreement with Peter C. Sutton, A.I.A. (Exhibit 10(v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(t) First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(u) Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(v) Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit 10(x) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(w) First Amendment to Joint Venture Agreement of Fund IV and V Associates dated September 9, 1992 (Exhibit 10(w) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(x) Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(x) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(y) First Amendment to Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(y) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(z) Partial Assignment and Assumption of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(aa) Lease Agreement with the Executive Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care System (Exhibit 10(aa) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(bb) Construction Contract with Cecil N. Brown Co., Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(cc) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IV, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1994, File No. 0-20103)