Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND IV L P
filed 2002-05-14
CIK 869712

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 31, 2002      or
                               -----------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to ____________________

Commission file number         0-20103
                       -----------------------

                        WELLS REAL ESTATE FUND IV, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                          58-1915128
-------------------------------------------              -----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia           30092
------------------------------------------------------   ---------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
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

                  Yes     X        No ________
                       --------

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART 1.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets - March 31, 2002 and December 31, 2001                                           3

             Statements of Income for the Three Months Ended March 31, 2002 and 2001                         4

             Statement of Partners' Capital for the Year Ended December 31, 2001 and
             the Three Months Ended March 31, 2002                                                           5

             Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001                     6

             Condensed Notes to Financial Statements                                                         7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                  10

PART II. OTHER INFORMATION                                                                                  13

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2002         2001
                                                       ----------   ------------

ASSETS:
   Investments in joint ventures (Note 2)              $9,096,395    $9,201,538
   Cash and cash equivalents                               43,072        45,866
   Due from affiliates                                    241,464       259,086
   Other assets                                               511             0
                                                       ----------    ----------
            Total assets                               $9,381,442    $9,506,490
                                                       ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
     Accounts payable                                  $        0    $    2,498
     Partnership distributions payable                    251,500       267,575
                                                       ----------    ----------
            Total liabilities                             251,500       270,073
   Partners' capital:
     Limited partners:
       Class A --1,322,909 units                        9,129,942     9,236,417
       Class B -- 38,551 units                                  0             0
                                                       ----------    ----------
            Total partners' capital                     9,129,942     9,236,417
                                                       ----------    ----------
            Total liabilities and partners' capital    $9,381,442    $9,506,490
                                                       ==========    ==========

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                             Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2002       2001
                                                            ---------- ---------
REVENUES:
     Equity in income of joint ventures (Note 2)            $161,322    $156,558
     Interest income                                             848       1,945
                                                            --------    --------
                                                             162,170     158,503
                                                            --------    --------

EXPENSES:
     Legal and accounting                                      7,607      11,477
     Partnership administration                               11,189       7,824
     Computer costs                                            1,803       1,200
                                                            --------    --------
                                                              20,599      20,501
                                                            --------    --------
NET INCOME                                                  $141,571    $138,002
                                                            ========    ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS            $141,571    $138,002
                                                            ========    ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS              $      0    $      0
                                                            ========    ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                 $   0.11    $   0.10
                                                            ========    ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                   $   0.00    $   0.00
                                                            ========    ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT          $   0.19    $   0.18
                                                            ========    ========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                      AND THREE MONTHS ENDED MARCH 31, 2002

                                                    Limited Partners                          Total
                                   -----------------------------------------------------
                                           Class A                     Class B              Partners'
                                   -----------------------------------------------------
                                     Units        Amounts         Units        Amounts       Capital
                                   ----------  ------------    -----------   ----------    -----------
BALANCE, December 31, 2000         1,322,909    $ 9,641,592       38,551       $     0     $ 9,641,592

  Net income                               0        595,337            0             0         595,337
  Partnership distributions                0     (1,000,512)           0             0      (1,000,512)
                                   ---------    -----------       ------       -------     -----------
BALANCE, December 31, 2001         1,322,909      9,236,417       38,551             0       9,236,417

  Net income                               0        141,571            0             0         141,571
  Partnership distributions                0       (248,046)           0             0        (248,046)
                                   ---------    -----------       ------       -------     -----------
BALANCE, March 31, 2002            1,322,909    $ 9,129,942       38,551       $     0     $ 9,129,942
                                   =========    ===========       ======       =======     ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                        March 31,     March 31,
                                                                      -----------   ------------
                                                                          2002           2001
                                                                      -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 141,571       $ 138,002
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                           (161,322)       (156,558)
           Changes in assets and liabilities:
               Accounts payable                                           (2,498)              0
               Other assets                                                 (511)              0
                                                                      ----------    ------------
                 Net cash used in operating activities                   (22,760)        (18,556)
                                                                      ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                           284,087         183,707
                                                                      ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions paid                                      (264,121)              0
                                                                      ----------    ------------
NET (DECREASE) INCREASE  IN CASH AND CASH
    EQUIVALENTS                                                           (2,794)        165,151
CASH AND CASH EQUIVALENTS, beginning of year                              45,866         252,598
                                                                      ----------    ------------
CASH AND CASH EQUIVALENTS, end of period                               $  43,072       $ 417,749
                                                                      ==========    ============

         The accompanying notes are an integral part of this statement.

                         WELLS REAL ESTATE FUND IV, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Organization and Business

    Wells Real Estate Fund IV, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, serving as its General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

    On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992 at which time the Partnership had sold approximately 1,322,909 Class A Units and 38,551 Class B Units representing capital contributions of $13,614,652 from investors who were admitted to the Partnership as limited partners.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following 6 properties through the affiliated joint ventures listed below:

     ---------------------------------------------------------------------------------------------------------------------
                 Joint Venture                     Joint Venture Partners                       Properties
                 -------------                     ----------------------                       ----------
     ---------------------------------------------------------------------------------------------------------------------
     Fund III and Fund IV Associates         - Wells Real Estate Fund III, L.P.      1.  Stockbridge Village Center
                                             - Wells Real Estate Fund IV, L.P.            A retail shopping center located
                                                                                          in Stockbridge, Georgia

                                                                                     2.  Reciprocal Group Building
                                                                                          A two-story office building
                                                                                          located in Richmond, Virginia
     ---------------------------------------------------------------------------------------------------------------------
     Fund IV and Fund V Associates           - Wells Real Estate Fund IV, L.P        3.  Village Overlook Property
                                             - Wells Real Estate Fund V, L.P.             Two substantially identical two-
                                                                                          story office buildings located in
                                                                                          Clayton County, Georgia

                                                                                     4.  IBM Jacksonville Building
                                                                                          A four-story office building
                                                                                          located in Jacksonville,
                                                                                          Florida
     ---------------------------------------------------------------------------------------------------------------------

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

          . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

          . Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

       . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENTS IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                            Partnership's
                                    Total Revenues               Net Income              Share of Net Income
                              ---------------------------  ------------------------  --------------------------
                                  Three Months Ended         Three Months Ended           Three Months Ended
                              ---------------------------  ------------------------  --------------------------
                                March 31,      March 31,    March 31,     March 31,    March 31,     March 31,
                                  2002           2001         2002          2001         2002          2001
                              ------------   ------------  ----------   -----------  -------------  -----------
     Fund III-IV Associates       $473,184       $426,638    $264,647      $241,368       $113,238     $103,277
     Fund IV-V Associates          516,114        529,347     127,656       141,452         48,084       53,281
                              ------------   ------------  ----------   -----------  -------------  -----------
                                  $989,298       $955,985    $392,303      $382,820       $161,322     $156,558
                              ============   ============  ==========   ===========  =============  ===========

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a) Forward Looking Statements

     The following discussion and analysis should be read in conjunction with the selected financial data and the Partnership's accompanying financial statements and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Revenues
     Gross revenues of the Partnership increased to $162,170 for the three months ending March 31, 2002 compared to $158,503 for the three months ended March 31, 2001 due to increased rental revenues resulting from higher occupancy rates at the Reciprocal Group Building, partially offset by decrease in rental rates and increased property tax expenses for the IBM Jacksonville Building and increases in salary expenses allocated to all properties as a result of hiring additional personnel during the last three quarters of 2001.

     Expenses
     Expenses remained relatively constant at $20,599 for 2002 compared to $20,501 for 2001. Partnership administration expenses increased due to increases in administrative salary expense allocations as a result of hiring additional personnel during the last three quarters of 2001, which was offset by a decrease in accounting and legal fees due to and change the timing of services rendered. As a result, net income increased to $141,571 for the three months ended March 31, 2002 compared to $138,002 for the three months ended March 31, 2001.

     Distributions
     The Partnership declared cash distributions to the limited partners holding Class A Units of $.19 and $.18 per unit for the three months ended March 31, 2002 and 2001, respectively. No cash distributions were made to the limited partners holding Class B Units or to the General Partners for the quarters ended March 31, 2002 or 2001.

     (c) Liquidity and Capital Resources

     During its offering, which terminated on February 29, 1992, the Partnership raised a total $13,614,652 in capital through the sale of approximately 1,361,465 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership had invested a total of $11,088,611 in properties, paid $748,805 in acquisition and advisory fees, paid $1,767,236 in selling commission and organization and offering expenses, and is maintaining a working capital reserve of $10,000.

     The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

     The Partnership's net cash used in operating activities increased to $22,760 for the three months ended March 31, 2002 compared to $18,556 for the three months ended March 31, 2001 primarily as a result of incurring expenses for accounting fees in 2001, which were paid in the first quarter of 2002. Net cash provided by investing activities increased to $284,087 for the three months ended March 31, 2002 from $183,707 for the three months ended March 31, 2001 largely due to increased distributions received from the Reciprocal Group Building, as some distributions were withheld to fund capital expenditures for this property during the first quarter of 2001. Net cash used in financing activities increased to $264,121 for the three months ended March 31, 2002 as compared to $0 for the three months ended March 31, 2001, as a result of reserving distributions for renovations at the Reciprocal Group Building. As a result, cash and cash equivalents decreased from $45,866 as of March 31, 2001 to $43,072 as of March 31, 2002.

     The Partnership's distributions payable in 2002 have been paid from net cash from operations and from distributions received from its investments in joint ventures. While there is no guarantee, the General Partners anticipate that cash distributions to limited partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to limited partners.

     The Partnership is unaware of any additional demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

                           PART II. OTHER INFORMATION

Item 6(b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND IV, L.P.
                                (Registrant)

Dated: May 10, 2002     By: /s/Leo F. Wells, III
                            ----------------------------------------------------
                                Leo F. Wells, III, as Individual General
                                Partner and as President, Sole Director and
                                Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.