Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND IV L P
filed 2002-08-14
CIK 869712

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1915128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

PART I. FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund IV (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investment in joint ventures (Note 2)	$8,938,925	$9,201,538
Cash and cash equivalents	42,418	45,866
Due from affiliates	228,890	259,086

Total assets	$9,210,233	$9,506,490

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$1,829	$2,498
Partnership distributions payable	233,675	267,575

Total liabilities	235,504	270,073
Partners’ capital:
Limited partners
Class A—1,322,909 units	8,974,729	9,236,417
Class B—38,551 units	0	0

Total partners’ capital	8,974,729	9,236,417

Total liabilities and partners’ capital	$9,210,233	$9,506,490

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in income of joint ventures (Note 2)	$96,420	$181,158	$257,742	$337,716
Interest income	98	96	946	2,042

	96,518	181,254	258,688	339,758

EXPENSES:
Legal and accounting	2,496	2,050	8,853	12,700
Computer costs	1,616	4,307	3,420	5,507
Partnership administration	16,110	18,600	28,548	27,253

	20,222	24,957	40,821	45,460

NET INCOME	$76,296	$156,297	$217,867	$294,298

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$76,296	$156,297	$217,867	$294,298

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.06	$0.12	$0.16	$0.22

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.17	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Partners	Amount
BALANCE, December 31, 2000	1,322,909	$9,641,592	38,551	$0	$9,641,592
Net income	0	595,337	0	0	595,337
Partnership distributions	0	(1,000,512)	0	0	(1,000,512)

BALANCE, December 31, 2001	1,322,909	9,236,417	38,551	0	9,236,417
Net income	0	217,867	0	0	217,867
Partnership distributions	0	(479,555)	0	0	(479,555)

BALANCE, June 30, 2002 (unaudited)	1,322,909	$8,974,729	38,551	$0	$8,974,729

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,867	$294,298
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture	(257,742)	(337,716)
Changes in assets and liabilities:
Accounts payable	(669)	0
Other assets	0	(482)

Net cash used in operating activities	(40,544)	(43,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(180,660)
Distributions received from joint ventures	550,551	420,845

Net cash provided by investing activities	550,551	240,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(513,455)	(231,171)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,448)	(34,886)

CASH AND CASH EQUIVALENTS, beginning of year	45,866	252,598

CASH AND CASH EQUIVALENTS, end of period	$42,418	$217,712

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as the General Partners. The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partner unit has equal voting rights, regardless of class.

On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992 at which time the Partnership had sold approximately 1,322,909 Class A units and 38,551 Class B units representing capital contributions of $13,614,652 from investors who were admitted to the Partnership as limited partners. From the original funds raised, the Partnership had invested a total of $11,088,611 in properties, paid $748,805 in acquisition and advisory fees, paid $1,767,236 in selling commission and organization and offering expenses.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 6 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund III-IV Associates	—Wells Real Estate Fund III, L.P. —Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
2. Reciprocal Group Building A two-story office building located in Richmond, Virginia

Fund IV-V Associates	—Wells Real Estate Fund IV, L.P. —Wells Real Estate Fund V, L.P.	3. Village Overlook Property Two substantially identical two-story office buildings located in Clayton County, Georgia
4. IBM Jacksonville Building A four-story office building located in Jacksonville, Florida

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c) Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2. INVESTMENT IN JOINT VENTURES

(a) Basis of Presentation

The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund III-IV Associates	$461,813	$478,331	$210,718	$298,257	$90,163	$127,619
Fund IV-V Associates	402,421	534,778	16,611	142,137	6,257	53,539

	$864,234	$1,013,109	$227,329	$440,394	$96,420	$181,158

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund III-IV Associates	$936,683	$904,970	$475,366	$539,625	$203,401	$230,897
Fund IV-V Associates	919,494	1,050,924	144,267	283,589	54,341	106,819

	$1,856,177	$1,955,894	$619,633	$823,214	$257,742	$337,716

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward Looking Statements

The following discussion and analysis should be read in conjunction with the selected financial data and the Partnership’s accompanying financial statements and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Revenues
Gross revenues of the Partnership decreased to $258,688 for the six months ending June 30, 2002 compared to $339,758 for the six months ended June 30, 2001 primarily due to a corresponding decrease in equity in income of joint ventures resulting from (i) decreased occupancy rates at the IBM Jacksonville Building, (ii) increased administrative costs and repairs expenses for the IBM Jacksonville Building, (iii) increased property insurance rates for the Stockbridge Village Center and the Reciprocal Group Building, partially offset by (iv) an increase in occupancy rates for the Reciprocal Group Building during the six months ended June 30, 2002.

Expenses
Expenses of the Partnership decreased slightly to $40,821 for the six months ending June 30, 2002 compared to $45,460 for the six months ended June 30, 2001 primarily due to the decrease in legal and accounting fees resulting from a change in the timing of services rendered.

As a result, net income decreased to $217,867 for the six months ended June 30, 2002 compared to $294,298 for the six months ended June 30, 2001.

Distributions
The Partnership declared cash distributions to the limited partners holding Class A units of $.36 per unit for the six months ended June, 2002 and 2001. No cash distributions were made to the limited partners holding Class B units or to the General Partners for the quarters ended June 30, 2002 or 2001.

(c) Liquidity and Capital Resources

The Partnership’s net cash used in operating activities decreased slightly to $40,544 for the six months ended June 30, 2002 compared to $43,900 for the six months ended June 30, 2001 due to decreased interest income resulting from lower interest rates. Net cash provided by investing activities increased to $550,551 for the six months ended June 30, 2002 from $240,185 for the six months ended June 30, 2001 due to (i) increased distributions received from the Reciprocal Group Building, as some distributions were withheld to fund capital expenditures for this property during the first quarter of 2001, and (ii) investments in tenant improvements for the Reciprocal Group Building made in the second quarter of 2001. Net cash used in financing activities increased to $513,455 for the six months ended June 30, 2002 as compared to $231,171 for the six months ended June 30, 2001, as a result of reserving distributions for renovations at the Reciprocal Group Building in the first quarter of 2001. As a result, cash and cash equivalents decreased from $45,866 to $42,418 during the six months ended June 30, 2002.

The Partnership’s distributions payable in 2002 have been paid from net cash from operations and from distributions received from its investments in joint ventures. While there is no guarantee, the General Partners anticipate that cash distributions to limited partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to limited partners.

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership’s capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is unaware of any additional demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership’s liquidity increasing or decreasing in a material way.

(d) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership’s exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e) Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II. OTHER INFORMATION

ITEM 6(b)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

Date: August 12, 2002	By: /s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President and Sole Director of Wells Capital, Inc., the General Partner of Wells Partners, L.P

Date: August 12, 2002	By: /s/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002