Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND IV L P
filed 2002-11-13
CIK 869712

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1915128 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

__________________________________________________________
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

         Yes ☒         No ☐

Form 10-Q

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	18

Exhibit 99.1 —Certification of Chief Executive Officer	19

Exhibit 99.2 — Certification of Chief Financial Officer	20

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investment in joint ventures (Note 2)	$8,808,296	$9,201,538
Cash and cash equivalents	43,652	45,866
Due from affiliates	218,349	259,086

Total assets	$9,070,297	$9,506,490

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$1,290	$2,498
Partnership distributions payable	233,222	267,575

Total liabilities	234,512	270,073

Partners’ capital:
Limited partners
Class A –1,322,909 units	8,835,785	9,236,417
Class B – 38,551 units	0	0

Total partners’ capital	8,835,785	9,236,417

Total liabilities and partners’ capital	$9,070,297	$9,506,490

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$112,720	$164,372	$370,462	$502,088
Other income	178	0	178	0
Interest income	298	3,550	1,244	5,591

	113,196	167,922	371,884	507,679

EXPENSES:
Legal and accounting	1,404	1,835	10,258	14,535
Computer costs	1,704	2,997	5,123	8,504
Partnership administration	17,523	11,154	46,071	38,405

	20,631	15,986	61,452	61,444

NET INCOME	$92,565	$151,936	$310,432	$446,235

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$92,565	$151,936	$310,432	$446,235

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0.00	$0.00	$0.00	$0.00

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.07	$0.11	$0.23	$0.34

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.17	$0.20	$0.54	$0.56

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners				Total

	Class A		Class B		Partners’

	Units	Amount	Partners	Amount	Capital

BALANCE, December 31, 2000	1,322,909	$9,641,592	38,551	$0	$9,641,592

Net income	0	595,337	0	0	595,337
Partnership distributions	0	(1,000,512)	0	0	(1,000,512)

BALANCE, December 31, 2001	1,322,909	9,236,417	38,551	0	9,236,417

Net income	0	310,432	0	0	310,432
Partnership distributions	0	(711,064)	0	0	(711,064)

BALANCE, September 30, 2002 (unaudited)	1,322,909	$8,835,785	38,551	$0	$8,835,785

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310,432	$446,235
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(370,462)	(502,088)
Changes in assets and liabilities:
Accounts payable	(1,208)	0
Other assets	0	(200)

Net cash used in operating activities	(61,238)	(56,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(375,723)
Distributions received from joint ventures	804,441	697,089

Net cash provided by investing activities	804,441	321,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid from accumulated earnings	(368,261)	(294,298)
Partnership distributions paid in excess of accumulated earnings	(377,156)	(177,067)

Net cash used in financing activities	(745,417)	(471,365)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,214)	(206,052)

CASH AND CASH EQUIVALENTS, beginning of year	45,866	252,598

CASH AND CASH EQUIVALENTS, end of period	$43,652	$46,546

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership did not commence active operations until it received and accepted subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992 at which time the Partnership had sold approximately 1,322,909 Class A units and 38,551 Class B units representing capital contributions of $13,614,652 from investors who were admitted to the Partnership as limited partners. From the original funds raised, the Partnership has invested a total of $11,188,611 in properties, paid $748,805 in acquisition and advisory fees, and paid $1,767,236 in selling commission and organization and offering expenses.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following four properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners		Properties

Fund III-IV Associates	- Wells Real Estate Fund III, L.P. - Wells Real Estate Fund IV, L.P.	1.	Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
		2.	Reciprocal Group Building A two-story office building located in Richmond, Virginia

Fund IV-V Associates	- Wells Real Estate Fund IV, L.P. - Wells Real Estate Fund V, L.P.	3.	Village Overlook Property Two substantially identical two-story office buildings located in Clayton County, Georgia
		4.	IBM Jacksonville Building A four-story office building located in Jacksonville, Florida

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the Partnership’s Form 10-K filed for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

          (c) Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

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

         (d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

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

          (b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund III-IV Associates	$464,512	$479,025	$208,168	$243,784	$89,072	$104,311
Fund IV-V Associates	417,028	540,110	62,783	159,454	23,648	60,061

	$881,540	$1,019,135	$270,951	$403,238	$112,720	$164,372

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund III-IV Associates	$1,401,381	$1,384,249	$683,534	$783,410	$292,473	$335,208
Fund IV-V Associates	1,336,162	1,591,035	207,050	443,042	77,989	166,880

	$2,737,543	$2,975,284	$890,584	$1,226,452	$370,462	$502,088

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward Looking Statements

The following discussion and analysis should be read in conjunction with the selected financial data and the Partnership’s accompanying financial statements and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Revenues
Gross revenues of the Partnership decreased to $371,884 for the nine months ending September 30, 2002 compared to $507,679 for the nine months ended September 30, 2001 primarily due to a corresponding decrease in equity in income of joint ventures resulting from (i) decreased occupancy rates at the IBM Jacksonville Building, (ii) increased administrative costs and repairs expenses for the IBM Jacksonville Building, (iii) increased property insurance rates and repair expenses for the Stockbridge Village Center, (iv) reduced operating cost reimbursement billings to tenants of the Reciprocal Group Building during the first half of 2002, and (v) decreased occupancy at Stockbridge Village Center during the third quarter of 2002, partially offset by an increase in occupancy rates for the Reciprocal Group Building during the first quarter of 2001. Tenants are billed for operating cost reimbursements at estimate amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Expenses
Expenses of the Partnership remained constant at $61,452 for the nine months ending September 30, 2002 compared to $61,444 for the nine months ended September 30, 2001. Expenses increased to $20,631 for the three months ending September 30, 2002 compared to $15,986 for the three months ended September 30, 2001 primarily due to increased costs associated with professional services.

As a result, net income decreased to $310,432 for the nine months ended September 30, 2002 compared to $446,235 for the nine months ended September 30, 2001.

Distributions
The Partnership made distributions to the limited partners holding Class A units of $0.54 per unit, with respect to the nine months ended September 30, 2002, and $0.56 for the same period in 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

Distributions to the limited partners holding Class A units may decline in the near term as the

Partnership funds its portion of anticipated leasing costs and tenant improvements related to the expiration of a lease for a significant tenant at the IBM Jacksonville Building, which expires on March 31, 2003.

(c) Liquidity and Capital Resources

Net cash used in operating activities increased slightly to $61,238 for the nine months ended September 30, 2002 compared to $56,053 for the nine months ended September 30, 2001 due to a decrease in interest income resulting from lower average cash balances as the Partnership invested in tenant improvements during 2001, which is further described below, and as a result of the general decline in interest rates during 2002. Net cash provided by investing activities increased to $804,441 for the nine months ended September 30, 2002 from $321,366 for the nine months ended September 30, 2001 due to (i) increased distributions received from the Reciprocal Group Building, as a portion of distributions were withheld to fund capital expenditures for this property during the first quarter of 2001, and (ii) investments in tenant improvements for the Reciprocal Group Building made in the second quarter of 2001. Net cash used in financing activities increased to $745,417 for the nine months ended September 30, 2002 as compared to $471,365 for the nine months ended September 30, 2001, as a result of reserving distributions for renovations at the Reciprocal Group Building for the first quarter of 2001. As a result, cash and cash equivalents decreased from $45,866 to $43,652 during the nine months ended September 30, 2002. The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)
By:	WELLS PARTNERS, L.P. (General Partner)

By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002