Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND IV L P
filed 2003-03-31
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                                   to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L. P.

(Exact name of registrant as specified in its charter)

Georgia	58-1915128
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250 Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS A UNIT

(Title of Class)

CLASS B UNIT

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates: Not Applicable

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

Employees

The Partnership has no direct employees. The employees of Wells Capital Inc., the general partner of Wells Partners, and Wells Management Company, Inc. an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11—“Compensation of General Partners and Affiliates” for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all properties in which the Partnership has an ownership interest. In the opinion of management of the partnership, all such properties are adequately insured.

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

ITEM 2.    PROPERTIES

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of December 31, 2002, the Partnership owned interests in the following four properties through the affiliated joint ventures listed below:

			Occupancy
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia	100%	100%	100%	95%	93%
		2. Reciprocal Group Building A two-story office building located in Richmond, Virginia	100%	100%	0%	100%	100%
Fund IV-V Associates	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	3. Village Overlook Property Two substantially identical two-story office buildings located in Clayton County, Georgia	95%	94%	78%	62%	92%
		4. IBM Jacksonville Building A four-story office building located in Jacksonville, Florida	74%	93%	93%	94%	94%

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership accounts for its investments in joint ventures using the equity method of accounting.

As of December 31, 2001 the lease expirations scheduled during each of the following ten years for all properties in which the Partnership owned an interest through the joint ventures described above assuming no exercise of renewal options or termination rights, are summarized below:

Years of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Share of Annualized Gross Base Rent	Partnership Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent
2003(1)	5	69,234	$1,219,164	$462,646	27.83%	31.81%
2004	6	14,027	286,548	112,217	5.64	7.48
2005	9	21,426	415,847	163,444	8.61	10.85
2006	2	5,641	127,687	48,100	2.27	3.33
2007	5	14,826	318,257	132,192	5.96	8.30
2008	3	14,024	273,542	117,049	5.63	7.14
2009(2)	2	45,632	687,279	291,661	18.34	17.93
2011(3)	1	63,986	492,692	210,823	25.72	12.85
2012	1	0	12,000	5,135	0.00	0.31

	34	248,796	$3,833,016	$1,543,267	100.00%	100.00%

(1)	IBM lease (68,100 square feet) at the IBM Jacksonville Building.
(2)	Reciprocal Group lease (43,000 square feet) at the Reciprocal Group Building.
(3)	Kroger lease (63,986 square feet) at the Stockbridge Village Shopping Center.

The joint ventures and properties in which the Partnership owned an interest as of December 31, 2002 as further described below:

Fund III—IV Associates

On March 27, 1991, the Partnership and Wells Fund III, a public limited partnership affiliated with the Partnership through common general partners formed Fund III-IV Associates. The investment objectives of Wells Fund III are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed $6,415,731 and Wells Fund III had contributed $8,375,551 to Fund III-IV Associates for equity interests of 43% and 57%, respectively. The Partnership owns interests in the following two properties through Fund III-IV Associates.

Stockbridge Village Shopping Center

On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia for the purchase price of $3,057,729, including acquisition costs, for the purpose of developing, constructing and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,891 square feet, of which approximately 63,986 square feet are occupied by the Kroger Company, a retail grocery chain. Kroger is the only tenant in occupancy of more than ten percent of the rentable square feet of this property. The Kroger lease is for an initial term of 20 years, commencing November 14, 1991, with an option to extend for four consecutive five year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease $492,692. The remaining 48,794 square feet are comprised of 16 separate retail spaces and 3 free-standing retail buildings. As of December 31, 2002, the Partnership had contributed a total of $4,574,247 and Wells Fund IV had contributed a total of $5,114,502 to fund the total costs of $9,688,749 related to the acquisition and development of the Stockbridge Village Shopping Center.

The average effective annual rental rate per square foot was $11.32 for 2002, $11.82 for 2001, $11.29 for 2000, $11.23 for 1999, and $10.82 for 1998.

Reciprocal Group Building

The Reciprocal Group Building is a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia, which was acquired by Fund III-IV Associates on July 1, 1992, for $4,689,106 including acquisition and closing costs. As of December 31, 2002, the Partnership had contributed $1,301,229 and Wells Fund III had contributed $3,783,304 to Fund III-IV Associates for the acquisition of the Reciprocal Group Building.

General Electric, the previous tenant, elected not to renew its lease at the Reciprocal Group Building, which expired March 31, 2000. Management leased 100% of this building to the Reciprocal Group on October 4, 2000 for a term of eight years, with rent commencing in February 2001. The total cost of refurbishments, tenant improvements and building maintenance was $1,407,002. These costs were funded out of cash from operations of the Partnership and Wells Fund IV, which caused a substantial reduction in distributions paid to the Partnership from Fund III-IV Associates and, consequently, distributions payable from the Partnership to the Limited Partners in 2000. The Partnership funded $570,914 of these improvements, which were fully funded as of December 31, 2001.

The average effective annual rental rate per square foot was $13.45 for 2002, $12.33 for 2001, $3.07 for 2000 and $12.27 for 1999 and 1998.

Fund IV—V Associates

On April 14, 1992, the Partnership and Wells Real Estate Fund V, L.P. (“Wells Fund V”), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed Fund IV-V Associates. The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership and Wells Fund V had contributed approximately $4,837,041 and $8,032,509 to Fund IV-V Associates for equity interests of approximately 38% and 62%, respectively.

The Partnership owns interests in the following two properties through Fund IV-V Associates:

IBM Jacksonville Building

On June 8, 1992, Fund IV- V Associates acquired 5.676 acres of real property located in Jacksonville, Florida at a purchase price of $1,360,000 for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (the “IBM Jacksonville Building”). As of December 31, 2002, the Partnership contributed $3,479,750 and Wells Fund V contributed $5,000,116 to Fund IV- V Associates to fund the acquisition and development of the IBM Jacksonville Building.

The IBM Jacksonville Building is leased primarily by International Business Machines Corporation (“IBM”), a computer sales and service corporation. The initial term of the IBM lease for 62,406 square feet is 9 years and 11 months and commenced upon completion of the building in June 1993, with an option to extend the initial lease for two consecutive five-year periods. The annual base rent payable under the IBM lease during the initial term is $1,122,478. IBM is also required to pay additional rent equal to its share of operating expenses during the lease term.

The IBM lease will expire on April 30, 2003. IBM has informed Fund IV-V Associates that it will not exercise the first option to extend the lease term at that time. Annual revenues are estimated to be reduced by approximately $1,275,000 when this space becomes vacant on April 30, 2003. Management is actively marketing the property to prospective tenants. In connection therewith, management has undertaken a renovation project for the common areas, including the lobbies and corridors, in an effort to make the building attractive to prospective tenants.

The average effective annual rental per square foot at the Jacksonville Building was $12.72 for 2002, $17.49 for 2001, $16.46 for 2000, $16.80 for 1999, and $16.69 for 1998.

Village Overlook Property

On September 14, 1992, Fund IV- V Associates acquired 2.655 acres of real property in Stockbridge, Georgia for $440,000 for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each (the “Village Overlook Property”). As of December 31, 2002, the Partnership had contributed $1,357,291 and Wells Fund V had contributed $3,032,393 to Fund IV- V Associates for the acquisition and development of the Village Overlook Property.

The average effective annual rental per square foot was $18.86 for 2002, $16.51 for 2001, $15.90 for 2000, $12.75 for 1999, and $13.46 for 1998.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2003, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,263 Limited Partners and 38,551 outstanding Class B Units held by a total of 20 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $9.06 per Class A Unit and $9.06 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

Cash available for distribution to the Limited Partners is distributed on a annual basis unless Limited Partners elect to have distributions paid monthly. Under the Partnership Agreement, distributions are allocated first to the Limited Partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Afterwards, the Limited Partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Cash distributions made to the Limited Partners holding Class A Units for the two most recent fiscal years were as follows:

Distribution For Quarter Ended	Total Cash Distribution	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner Return of Capital
March 31, 2001	$231,582	$0.10	$0.07	$0.00	$0.00
June 30, 2001	$239,783	$0.12	$0.06	$0.00	$0.00
Sept. 30, 2001	$264,576	$0.12	$0.09	$0.00	$0.00
Dec. 31, 2001	$264,571	$0.11	$0.09	$0.00	$0.00
March 31, 2002	$248,046	$0.11	$0.08	$0.00	$0.00
June 30, 2002	$231,509	$0.06	$0.11	$0.00	$0.00
Sept. 30, 2002	$231,509	$0.07	$0.10	$0.00	$0.00
Dec. 31, 2002	$195,437	$0.05	$0.11	$0.00	$0.00

The fourth quarter distribution was accrued for accounting purposes in 2002 and was paid to the limited partners holding Class A units in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	2002	2001	2000	1999	1998
Total assets	$8,928,642	$9,506,490	$9,644,595	$9,758,573	$10,191,338
Total revenues	488,633	678,096	428,694	684,024	655,837
Net income	385,016	595,337	357,405	608,712	574,034
Net (loss) allocated to General Partners	0	0	0	0	0
Net income allocated to Class A Limited Partners	385,016	595,337	357,405	608,712	574,034
Net loss allocated to Class B Limited Partners	0	0	0	0	0
Net Income per Class A Limited Partner Unit	$0.29	$0.45	$0.27	$0.46	$0.43
Net Loss per Class B Limited Partner Unit	0	0	0	0	0
Cash Distributions per Class Cash Distribution per Class A Limited Partner Unit:
Investment Income	0.29	0.45	0.09	0.45	0.43
Return of Capital	0.40	0.31	0.07	0.35	0.30

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

(a)    Forward Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $488,633, $678,096 and $428,694 for 2002, 2001 and 2000, respectively. The 2002 decrease from 2001 and the 2001 increase from 2000 resulted primarily from the corresponding fluctuations in equity in income of joint ventures described below.

Equity in Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a decrease in occupancy of the IBM Jacksonville Building. Such gross revenues increased in 2001, as compared to 2000, primarily as a result of increased rental income and operating cost reimbursements from tenants of the Village Overlook Property and the Reciprocal Group Building due to increases in occupancy in 2001, partially offset by a decrease in rental income at Stockbridge Village II.

Expenses of Joint Ventures

The expenses of the joint ventures in which the partnership holds an interest remained relatively stable in 2002, as compared to 2001, and in 2001, as compared to 2000. The 2002 decrease in expenses resulting from the decrease in occupancy of the IBM Jacksonville Building was offset by additional HVAC repair costs incurred for the IBM Jacksonville Building and increases in administrative salaries for the IBM Jacksonville Building and the Village Overlook Property.

Expenses

Expenses of the Partnership were $103,617, $82,759, and $71,289 for 2002, 2001, and 2000, respectively. Expenses increased in 2002 from 2001, primarily as a result of increased administrative salaries and professional fees, offset by a reduction in other general and administrative costs. Expenses increased in 2001 from 2000 primarily due to an increase in administrative salaries.

As a result, net income of the Partnership was $385,016, $595,337, and $357,405 for the years ended December 31, 2002, 2001, and 2000, respectively.

(c)    Liquidity and Capital Resources

Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $89,400, $74,470, and $64,803 for 2002, 2001, and 2000, respectively. The 2002 increase from 2001, and the 2001 increase from 2000, resulted primarily from the increase in partnership administration costs and professional expenses discussed above.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $1,047,790, $603,678, and $743,211 for 2002, 2001 and 2000, respectively. These fluctuations are primarily a result of changes in the amounts invested in Fund III-IV Associates from $0 in 2002 as compared to approximately $376,000 in 2001 and $179,000 in 2000, in order to fund the build-out of the Reciprocal Group Building, which was completed during the first half of 2001.

Cash Flows Used In Financing Activities

Net cash flows used in financing activities was $975,637, $735,940, and $471,383 for 2002, 2001, and 2000 respectively, consistent with the changes in net cash flows provided by investing activities, offset by reserving distributions to limited partners for the last three quarters of 2000 in order to fund the build-out of the Reciprocal Group Building during 200 and 2001.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.69, $0.76 and $0.16 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the limited partners holding Class A Units were paid in February 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties.

(d)    Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $95,871, $148,456 and $173,471 for the years ended December 31, 2002, 2001 and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $41,496, $36,424 and $27,277, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g) Subsequent Event

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia
Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia
Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

PART II – OTHER INFORMATION

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia, 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

CASH COMPENSATION TABLE

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager— Manager and Leasing Fees	$95,871(1)

(1)	The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2002; however, were not paid until January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Parent of Class
Class A Units	Leo F. Wells, III	114.68 units (IRA, 401 (k) and Profit Sharing)	less than 1%

No arrangements exist which would, upon expectation thereof, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $95,871 in property management and leasing fee compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2002, no real estate commissions were paid to the General Partners or their affiliates.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-2 through F-45 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 31, 2003		/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams of Wells Capital, Inc. Principal Financial Officer

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS THAT HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND IV, L.P.

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

*10	(h)

First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(i)

First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(j)

Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(k)

Fund IV and Fund V Associates Joint Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(l)

Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(m)

Lease with International Business Machines Corporation (Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(n)	Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(o)

Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(p)

Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(q)

Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(r)

Architect Agreement with Mayes, Sudderth & Etheredge, Inc. (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(s)

Architect Agreement with Peter C. Sutton, A.I.A. (Exhibit 10(v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10	(t)

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

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund IV, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund IV, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund IV, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund IV, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund IV, L.P. other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund IV, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IV, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
INVESTMENT IN JOINT VENTURES	$8,710,859	$9,201,538

DUE FROM JOINT VENTURES	189,164	259,086

CASH AND CASH EQUIVALENTS	28,619	45,866

Total assets	$8,928,642	$9,506,490

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$198,439	$267,575
Accounts payable	15,271	2,498

	213,710	270,073

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,322,909 units issued and outstanding	8,714,932	9,236,417
Class B—38,551 units issued and outstanding	0	0

Total partners’ capital	8,714,932	9,236,417

Total liabilities and partners’ capital	$8,928,642	$9,506,490

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$487,189	$672,305	$422,208
Interest income	1,444	5,791	6,486

	488,633	678,096	428,694

EXPENSES:
Partnership administration	65,665	54,121	43,841
Legal and accounting	31,327	15,928	17,175
Other general and administrative	6,625	12,710	10,273

	103,617	82,759	71,289

NET INCOME	$385,016	$595,337	$357,405

NET INCOME ALLOCATED TO CLASSA LIMITED PARTNERS	$385,016	$595,337	$357,405

NET INCOME PER CLASSA LIMITED PARTNER UNIT	$0.29	$0.45	$0.27

DISTRIBUTION PER CLASSA LIMITED PARTNER UNIT	$0.69	$0.76	$0.16

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	1,322,909	$9,490,331	38,551	$0	$9,490,331

Net income	0	357,405	0	0	357,405
Partnership distributions	0	(206,144)	0	0	(206,144)

BALANCE, December 31, 2000	1,322,909	9,641,592	38,551	0	9,641,592

Net income	0	595,337	0	0	595,337
Partnership distributions	0	(1,000,512)	0	0	(1,000,512)

BALANCE, December 31, 2001	1,322,909	9,236,417	38,551	0	9,236,417

Net income	0	385,016	0	0	385,016
Partnership distributions	0	(906,501)	0	0	(906,501)

BALANCE, December 31, 2002	1,322,909	$8,714,932	38,551	$0	$8,714,932

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$385,016	$595,337	$357,405

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(487,189)	(672,305)	(422,208)
Changes in accounts payable and accrued expenses	12,773	2,498	0

Total adjustments	(474,416)	(669,807)	(422,208)

Net cash used in operating activities	(89,400)	(74,470)	(64,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	0	(375,720)	(178,744)
Distributions received from Joint Ventures	1,047,790	979,398	921,955

Net cash provided by investing activities	1,047,790	603,678	743,211

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated earnings	(516,101)	(221,326)	(31,265)
Distributions to partners from accumulated earnings	(459,536)	(514,614)	(440,118)

Net cash used in financing activities	(975,637)	(735,940)	(471,383)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,247)	(206,732)	207,025

CASH AND CASH EQUIVALENTS, beginning of year	45,866	252,598	45,573

CASH AND CASH EQUIVALENTS, end of year	$28,619	$45,866	$252,598

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivables	$189,164	$259,086	$158,705

Partnership distributions payable	$198,439	$267,575	$3,003

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a public limited partnership organized on October 25, 1990 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of September 30, 2002, the Partnership owned interests in the following four properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
2. Reciprocal Group Building A two-story office building located in Richmond, Virginia

Fund IV-V Associates	— Wells Real Estate Fund IV, L.P. — Wells Real Estate Fund V, L.P.	3. Village Overlook Property Two substantially identical two-story office buildings located in Clayton County, Georgia
4. IBM Jacksonville Building A four-story office building located in Jacksonville, Florida

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Each of the aforementioned properties was acquired on an all cash basis.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed on a cumulative noncompounded basis to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her adjusted capital contribution, as defined

•	To limited partners holding Class B units on a per unit basis until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their adjusted capital contribution, as defined

•	To limited partners holding Class B units on a per unit basis until they receive a cumulative 15% per annum return on their adjusted capital contribution, as defined

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To the general partners until they have received 100% of their capital contributions, as defined

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

•	Thereafter, 80% to the limited partners and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Rental Income

The future minimum rental income due Fund III and IV Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,724,002
2004	1,665,332
2005	1,586,752
2006	1,542,813
2006	1,392,424
Thereafter	2,696,460

$10,607,783

Two tenants contributed approximately 29% and 27% of rental income for the year ended December 31, 2002. In addition, two tenants will contribute approximately 41% and 34% of future minimum rental income.

The future minimum rental income due Fund IV and V Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
2003	$1,032,477
2004	682,067
2005	405,768
2006	211,870
2007	92,921
Thereafter	94,423

$2,519,526

One tenant contributed approximately 59% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 11% of future minimum rental income.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the Joint Ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 3 have been restated to reflect the effects of this revised presentation.

Cash and Cash Equivalents

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

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments for the fourth quarters of 2002 and 2001 as follows:

	2002	2001
Fund III and IV Associates	$150,407	$174,807
Fund IV and V Associates	38,757	84,279

	$189,164	$259,086

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $95,871, $148,456, and $173,471, for the years ended December 31, 2002, 2001 and 2000, respectively, which were paid to Wells Management.

Wells Capital, Inc. (the “Company”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $41,496, $36,424 and $27,277 to Wells Capital, Inc. and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund III and IV Associates	$5,029,902	43%	$5,294,701	43%
Fund IV and V Associates	3,680,957	38	3,906,837	38

	$8,710,859		$9,201,538

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$9,201,538	$9,233,292
Equity in income of Joint Ventures	487,189	672,305
Contributions to Joint Ventures	0	375,720
Distributions from Joint Ventures	(977,868)	(1,079,779)

Investment in Joint Ventures, end of year	$8,710,859	$9,201,538

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

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information for Fund III and IV Associates

Fund III and IV Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,331,775	$3,331,775
Building and improvements, less accumulated depreciation of $5,261,361 in 2002 and $4,597,821 in 2001	8,044,556	8,643,113

Total real estate assets	11,376,331	11,974,888
Cash and cash equivalents	361,251	315,325
Prepaid expenses and other assets, net	290,534	321,531
Accounts receivable	131,297	213,999

Total assets	$12,159,413	$12,825,743

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$351,517	$408,538
Accounts payable	52,618	39,665
Due to affiliates	0	3,406

Total liabilities	404,135	451,609

Partners’ capital:
Wells Real Estate Fund III	6,725,376	7,079,433
Wells Real Estate Fund IV	5,029,902	5,294,701

Total partners’ capital	11,755,278	12,374,134

Total liabilities and partners’ capital	$12,159,413	$12,825,743

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,855,981	$1,864,868		$1,405,938
Reimbursement income (1)	223,261	255,016	(1)	223,686	(1)
Interest income	4,138	450		4,921
Other income	0	22,917		0

	2,083,380	2,143,251		1,634,545

Expenses:
Depreciation	663,540	616,956		558,282
Management and leasing fees	165,362	168,643		134,283
Operating costs	300,791	282,947		387,704
Property administration	47,570	35,541		39,875
Legal and accounting	25,220	14,515		8,312

	1,202,483	1,118,602		1,128,456

Net income	$880,897	$1,024,649		$506,089

Net income allocated to Wells Real Estate Fund III	$503,975	$586,219		$289,542

Net income allocated to Wells Real Estate Fund IV	$376,922	$438,430		$216,547

(1)	Amounts have been restated to reflect tenant reimbursements of $255,016 in 2001 and $223,686 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund III	Wells Real Estate Fund IV	Total Partners’ Capital
Balance, December 31, 1999	$6,993,642	$5,230,514	$12,224,156

Net income	289,542	216,547	506,089
Partnership contributions	216,683	162,058	378,741
Partnership distributions	(589,377)	(440,790)	(1,030,167)

Balance, December 31, 2000	6,910,490	5,168,329	12,078,819

Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134

Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	$6,725,376	$5,029,902	$11,755,278

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund III and IV Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$880,897	$1,024,649	$506,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,540	616,956	558,282
Amortization of deferred lease acquisition costs	58,442	41,831	14,156
Changes in assets and liabilities:
Accounts receivable	82,702	(83,773)	40,821
Prepaid expenses and other assets, net	(15,200)	517	(6,654)
Accounts payable	12,953	(1,231)	7,137
Due to affiliates	(3,406)	1,536	(6,008)

Total adjustments	799,031	575,836	607,734

Net cash provided by operating activities	1,679,928	1,600,485	1,113,823

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(12,245)	(172,157)	(134,011)
Investment in real estate	(64,983)	(719,893)	(305,527)

Net cash used in investing activities	(77,228)	(892,050)	(439,538)
Cash flows from financing activities:
Contributions from joint venture partners	0	878,062	378,741
Distributions to joint venture partners	(1,556,774)	(1,376,276)	(1,258,531)

Net cash used in financing activities	(1,556,774)	(498,214)	(879,790)

Net increase (decrease) in cash and cash equivalents	45,926	210,221	(205,505)
Cash and cash equivalents, beginning of year	315,325	105,104	310,609

Cash and cash equivalents, end of year	$361,251	$315,325	$105,104

Supplemental disclosures of noncash activities:
Partnership distributions payable	$351,517	$408,538	$177,418

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

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Following is selected financial information of Fund IV and V Associates:

Fund IV and V Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,011,534	$2,011,534
Building and improvements, less accumulated depreciation of $4,262,645 in 2002 and $3,710,357 in 2001	7,531,090	8,001,259
Construction in progress	75,997	43,982

Total real estate assets	9,618,621	10,056,775
Cash and cash equivalents	304,906	339,137
Prepaid expenses and other assets, net	110,776	157,525
Accounts receivable	89,916	219,120

Total assets	$10,124,219	$10,772,557

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$176,801	$94,553
Partnership distributions payable	144,263	265,119
Deferred rent	30,756	0
Due to affiliates	0	40,809

Total liabilities	351,820	400,481

Partners’ capital:
Wells Real Estate Fund IV	3,680,957	3,906,837
Wells Real Estate Fund V	6,091,442	6,465,239

Total partners’ capital	9,772,399	10,372,076

Total liabilities and partners’ capital	$10,124,219	$10,772,557

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,771,231	$2,113,934		$2,002,958
Reimbursement income (1)	187,690	174,201	(1)	211,778	(1)
Interest income	6,307	8,618		10,460
Other income	428	330		360

	1,965,656	2,297,083		2,225,556

Expenses:
Depreciation	552,288	516,534		508,805
Management and leasing fees	184,697	232,632		269,653
Operating costs	838,357	861,954		851,013
Partnership administration	85,845	47,647		40,841
Legal and accounting	11,723	17,414		9,246

	1,672,910	1,676,181		1,679,558

Net income	$292,746	$620,902		$545,998

Net income allocated to Wells Real Estate Fund IV	$110,268	$233,875		$205,660

Net income allocated to Wells Real Estate Fund V	$182,478	$387,027		$340,338

(1)	Amounts have been restated to reflect tenant reimbursements of $174,201 in 2001 and $211,778 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund IV	Wells Real Estate Fund V	Total Partners’ Capital
Balance, December 31, 1999	$4,232,634	$7,031,998	$11,264,632

Net income	205,660	340,338	545,998
Partnership contributions	16,686	0	16,686
Partnership distributions	(390,017)	(645,420)	(1,035,437)

Balance, December 31, 2000	4,064,963	6,726,916	10,791,879

Net income	233,875	387,027	620,902
Partnership distributions	(392,001)	(648,704)	(1,040,705)

Balance, December 31, 2001	3,906,837	6,465,239	10,372,076

Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	$3,680,957	$6,091,442	$9,772,399

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Fund IV and V Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$292,746	$620,902	$545,998

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552,288	516,534	508,805
Amortization of deferred leasing costs	45,918	53,622	44,442
Changes in assets and liabilities:
Accounts receivable	129,204	36,616	44,390
Prepaid expenses and other assets, net	831	(11,923)	(7,741)
Accounts payable	82,248	28,560	16,313
Deferred rent	30,756	0	0
Due to affiliates	(40,809)	(13,858)	9,069

Total adjustments	800,436	609,551	615,278

Net cash provided by operating activities	1,093,182	1,230,453	1,161,276

Cash flows from investing activities:
Investments in deferred leasing costs	0	(29,140)	(32,558)
Investment in real estate	(114,134)	(105,007)	(114,273)

Net cash used in investing activities	(114,134)	(134,147)	(146,831)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	16,686
Distributions to joint venture partners	(1,013,279)	(1,036,759)	(1,018,661)

Net cash used in financing activities	(1,013,279)	(1,036,759)	(1,001,975)

Net (decrease) increase in cash and cash equivalents	(34,231)	59,547	12,470
Cash and cash equivalents, beginning of year	339,137	279,590	267,120

Cash and cash equivalents, end of year	$304,906	$339,137	$279,590

Supplemental disclosures of noncash activities:
Partnership distributions payable	$144,263	$265,119	$261,173

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$385,016	$595,337	$357,405
Increase (decrease) in net income resulting from:
Meals & Entertainment	167	0	0
Penalties	11	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	218,498	192,719	170,604
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(15,201)	(7,139)	3,194
Rental income accrued for financial reporting purposes less than (in excess of) amounts for income tax purposes	48,677	(16,903)	30,924
Other	0	(798)	(2,570)

Income tax basis net income	$637,168	$763,216	$559,557

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$8,714,932	$9,236,417	$9,641,592
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	167	0	0
Penalties	11	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,262,221	1,043,723	851,004
Capitalization of organization costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	1,735,988	1,735,988	1,735,988
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(91,656)	(140,333)	(123,430)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	2,292	17,493	24,632
Partnership’s distributions payable	198,439	267,575	3,004
Other	(5,936)	(5,936)	(5,138)

Income tax basis partners’ capital	$11,816,458	$12,154,927	$12,127,652

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$162,170	$96,518	$113,196	$116,749
Net income	141,571	79,296	92,565	71,584
Net income allocated to Class A limited partners	141,571	79,296	92,565	71,584
Net income per Class A limited partner unit	$0.11	$0.06	$0.07	$0.05
Distribution per Class A limited partner unit	0.19	0.17	0.17	0.16

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$158,503	$181,254	$167,922	$170,417
Net income	138,002	156,297	151,936	149,102
Net income allocated to Class A limited partners	138,002	156,297	151,936	149,102
Net income per Class A limited partner unit (a)	$0.10	$0.12	$0.11	$0.11
Distribution per Class A limited partner unit	0.18	0.18	0.20	0.20

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund III and Fund IV Associates:

We have audited the accompanying balance sheets of Fund III and Fund IV Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund III and Fund IV Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,331,775	$3,331,775
Building and improvements, less accumulated depreciation of $5,261,362 in 2002 and $4,597,822 in 2001	8,044,556	8,643,113

Total real estate assets	11,376,331	11,974,888
Cash and cash equivalents	361,251	315,325
Other assets, net	290,534	321,531
Accounts receivable	131,297	213,999

Total assets	$12,159,413	$12,825,743

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$351,517	$408,538
Accounts payable and refundable security deposits	52,618	39,665
Due to affiliates	0	3,406

Total liabilities	404,135	451,609

Partners’ capital:
Wells Fund III	6,725,376	7,079,433
Wells Fund IV	5,029,902	5,294,701

Total partners’ capital	11,755,278	12,374,134

Total liabilities and partners’ capital	$12,159,413	$12,825,743

See accompanying notes

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$1,855,981	$1,864,868	$1,405,938
Reimbursement income	223,261	255,016	223,686
Interest income	4,138	450	4,921
Other income	0	22,917	0

	2,083,380	2,143,251	1,634,545

Expenses:
Depreciation	663,540	616,956	558,282
Management and leasing fees	165,362	168,643	134,283
Operating costs	300,791	282,947	387,704
Joint Venture administration	47,570	35,541	39,875
Legal and accounting	25,220	14,515	8,312

	1,202,483	1,118,602	1,128,456

Net income	$880,897	$1,024,649	$506,089

Net income allocated to Fund III	$503,975	$586,219	$289,542

Net income allocated to Fund IV	$376,922	$438,430	$216,547

See accompanying notes.

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund III	Fund IV	Total Partners’ Capital
Balance, December 31, 1999	$6,993,642	$5,230,514	$12,224,156

Net income	289,542	216,547	506,089
Partnership contributions	216,683	162,058	378,741
Partnership distributions	(589,377)	(440,790)	(1,030,167)

Balance, December 31, 2000	6,910,490	5,168,329	12,078,819

Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134

Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	$6,725,376	$5,029,902	$11,755,278

See accompanying notes.

Fund III and Fund IV Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$880,897	$1,024,649	$506,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,540	616,956	558,282
Amortization of deferred lease acquisition costs	58,442	41,831	14,156
Changes in assets and liabilities:
Accounts receivable, net	82,702	(83,773)	40,821
Other assets, net	(15,200)	517	(6,654)
Accounts payable and refundable security deposits	12,953	(1,231)	7,137
Due to affiliates	(3,406)	1,536	(6,008)

Total adjustments	799,031	575,836	607,734

Net cash provided by operating activities	1,679,928	1,600,485	1,113,823

Cash flows from investing activities:
Investment in deferred lease acquisition costs	(12,245)	(172,157)	(134,011)
Investment in real estate	(64,983)	(719,893)	(305,527)

Net cash used in investing activities	(77,228)	(892,050)	(439,538)
Cash flows from financing activities:
Contributions from joint venture partners	0	878,062	378,741
Distributions to joint venture partners	(1,556,774)	(1,376,276)	(1,258,531)

Net cash used in financing activities	(1,556,774)	(498,214)	(879,790)

Net increase (decrease) in cash and cash equivalents	45,926	210,221	(205,505)
Cash and cash equivalents, beginning of year	315,325	105,104	310,609

Cash and cash equivalents, end of year	$361,251	$315,325	$105,104

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$351,517	$408,538	$177,418

Write-off of fully amortized deferred leasing costs	$10,708	$36,947	$0

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 27, 1991, Wells Real Estate Fund III, L.P. (“Wells Fund III”) entered into a joint venture with Wells Real Estate Fund IV, L.P (“Wells Fund IV”) to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund IV are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was created for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center, a 64,097 building located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired the Reciprocal Group Building, a two-story office building containing approximately 43,000 square feet and located in Richmond, Virginia.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund III and Wells Fund IV in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

As of December 31, 2002 and 2001, other assets, net is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$251,052	$286,541
Refundable security deposits	39,482	34,990

Total	$290,534	$321,531

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $322,581 and $285,554 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $13,444 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund III and Wells Fund IV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

2.	RELATED-PARTY TRANSACTIONS

Wells Fund III and Wells Fund IV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund III and Wells Fund IV. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $165,362, $168,643 and $134,283 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $47,570, $35,541 and $39,875, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund III and Wells Fund IV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,724,002
2004	1,665,332
2005	1,586,752
2006	1,542,813
2006	1,392,424
Thereafter	2,696,460

$10,607,783

Two tenants contributed approximately 29% and 27% of rental income for the year ended December 31, 2002. In addition, two tenants will contribute approximately 41% and 34% of future minimum rental income.

4.	Subsequent Event

On March 18, 2003, the Joint Venture, along with three other Wells affiliated joint ventures, (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
STOCKBRIDGE VILLAGE CENTER (a)	None	$2,551,645	$0	$8,003,084	$2,758,193	$7,796,536	$0	$10,554,729	$3,303,718	1991	04/04/91	20 to 25 years
RECIPROCAL GROUP BUILDING (b)	None	529,546	4,158,223	1,395,194	573,582	5,509,382	0	6,082,964	1,957,644	1991	07/01/92	20 to 25 years

Total		$3,081,191	$4,158,223	$9,398,278	$3,331,775	$13,305,918	$0	$16,637,693	$5,261,362

(a)	A retail shopping center located in Stockbridge, Georgia
(b)	The A two-story office building located in Richmond, Virginia
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND III AND FUND IV ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	15,547,290	3,422,584

2000 additions	305,527	558,282

BALANCE AT DECEMBER 31, 2000	15,852,817	3,980,866

2001 additions	719,893	616,956

BALANCE AT DECEMBER31, 2001	16,572,710	4,597,822

2002 additions	64,983	663,540

BALANCE AT DECEMBER31, 2002	$16,637,693	$5,261,362

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund IV and Fund V Associates:

We have audited the accompanying balance sheets of Fund IV and Fund V Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund IV and Fund V Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund IV and Fund V Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,011,534	$2,011,534
Building and improvements, less accumulated depreciation of $4,262,645 in 2002 and $3,710,357 in 2001	7,531,090	8,001,259
Construction in progress	75,997	43,982

Total real estate assets	9,618,621	10,056,775
Cash and cash equivalents	304,906	339,137
Accounts receivable	89,916	219,120
Other assets, net	110,776	157,525

Total assets	$10,124,219	$10,772,557

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$176,801	$94,553
Partnership distributions payable	144,263	265,119
Deferred rent	30,756	0
Due to affiliates	0	40,809

Total liabilities	351,820	400,481

Partners’ capital:
Fund IV	3,680,957	3,906,837
Fund V	6,091,442	6,465,239

Total partners’ capital	9,772,399	10,372,076

Total liabilities and partners’ capital	$10,124,219	$10,772,557

See accompanying notes.

Fund IV and Fund V Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$1,771,231	$2,113,934	$2,002,958
Reimbursement income	187,690	174,201	211,778
Interest income	6,307	8,618	10,460
Other income	428	330	360

	1,965,656	2,297,083	2,225,556

Expenses:
Depreciation	552,288	516,534	508,805
Management and leasing fees	184,697	232,632	269,653
Operating costs	838,357	861,954	851,013
Joint Venture administration	85,845	47,647	40,841
Legal and accounting	11,723	17,414	9,246

	1,672,910	1,676,181	1,679,558

Net income	$292,746	$620,902	$545,998

Net income allocated to Fund IV	$110,268	$233,875	$205,660

Net income allocated to Fund V	$182,478	$387,027	$340,338

See accompanying notes.

Fund IV and Fund V Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund IV	Fund V	Total Partners’ Capital
Balance, December 31, 1999	$4,232,634	$7,031,998	$11,264,632

Net income	205,660	340,338	545,998
Partnership contributions	16,686	0	16,686
Partnership distributions	(390,017)	(645,420)	(1,035,437)

Balance, December 31, 2000	4,064,963	6,726,916	10,791,879

Net income	233,875	387,027	620,902
Partnership distributions	(392,001)	(648,704)	(1,040,705)

Balance, December 31, 2001	3,906,837	6,465,239	10,372,076

Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	$3,680,957	$6,091,442	$9,772,399

See accompanying notes.

Fund IV and Fund V Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$292,746	$620,902	$545,998

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552,288	516,534	508,805
Amortization of deferred leasing costs	45,918	53,622	44,442
Changes in assets and liabilities:
Accounts receivable	129,204	36,616	44,390
Other assets, net	831	(11,923)	(7,741)
Accounts payable and refundable security deposits	82,248	28,560	16,313
Deferred rent	30,756	0	0
Due to affiliates	(40,809)	(13,858)	9,069

Total adjustments	800,436	609,551	615,278

Net cash provided by operating activities	1,093,182	1,230,453	1,161,276

Cash flows from investing activities:
Investments in deferred leasing costs	0	(29,140)	(32,558)
Investment in real estate	(114,134)	(105,007)	(114,273)

Net cash used in investing activities	(114,134)	(134,147)	(146,831)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	16,686
Distributions to joint venture partners	(1,013,279)	(1,036,759)	(1,018,661)

Net cash used in financing activities	(1,013,279)	(1,036,759)	(1,001,975)

Net (decrease) increase in cash and cash equivalents	(34,231)	59,547	12,470
Cash and cash equivalents, beginning of year	339,137	279,590	267,120

Cash and cash equivalents, end of year	$304,906	$339,137	$279,590

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$144,263	$265,119	$261,173

Write-off of accounts receivable	$43,143	$0	$0

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 14, 1992, Wells Real Estate Fund IV, L.P. (“Wells Fund IV”) and Wells Real Estate Fund V, L.P (“Wells Fund V”) entered into an agreement to form Fund IV and Fund V Associates (the “Joint Venture”). The general partners of Wells Fund IV and Wells Fund V are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of developing, constructing and operating commercial real properties. On September 14, 1992, the Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each, known as the Village Overlook Property. On June 8, 1992, the Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet, known as the IBM Jacksonville Building.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

iPursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund IV and Wells Fund V in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

As of December 31, 2002 and 2001, other assets, net is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$57,410	$103,328
Refundable security deposits	49,091	49,922
Utility deposits	4,275	4,275

Total	$110,776	$157,525

Deferred leasing costs, net reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $326,106 and $323,331 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund IV and Wells Fund V are required

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2002, 2001 AND 2000

to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund IV and Wells Fund V entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IV and Wells Fund V. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $184,697, $232,632 and $269,653 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., and affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $85,845, $47,647 and $40,841, respectively, to Wells Capital, Inc., and its affiliates for these services.

The general partners of Wells Fund IV and Wells Fund V are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
2003	$1,032,477
2004	682,067
2005	405,768
2006	211,870
2007	92,921
Thereafter	94,423

$2,519,526

One tenant contributed approximately 59% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 11% of future minimum rental income.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
VILLAGE OVERLOOK PROPERTY (a)	None	$479,386	$0	$4,242,187	$512,344	$4,209,229	$0	$4,721,573	$1,541,153	1992	09/14/92	20 to 25 years
IBM JACKSONVILLE BUILDING (b)	None	1,384,751	0	7,774,942	1,499,190	7,584,506	75,997	9,159,693	2,721,492	1992	06/08/92	20 to 25 years

Total		$1,864,137	$0	$12,017,129	$2,011,534	$11,793,735	$75,997	$13,881,266	$4,262,645

(a)	The Village Overlook Property consists of a 17,847-square-foot medical building completed in March 1993 and a nearly identical medical office building completed in April 1994.
(b)	The IBM Jacksonville Building is a four-story, 88,600-square-foot office building located in Jacksonville, Florida.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND IV AND FUND V ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 1999	$13,547,852	$2,685,018

2000 additions	114,273	508,805

BALANCE AT DECEMBER 31, 2000	13,662,125	3,193,823

2001 additions	105,007	516,534

BALANCE AT DECEMBER31, 2001	13,767,132	3,710,357

2002 additions	114,134	552,288

BALANCE AT DECEMBER31, 2002	$13,881,266	$4,262,645