Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND IV L P
filed 2003-08-08
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1915128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$8,524,848	$8,710,859
Due from Joint Ventures	154,728	189,164
Cash and cash equivalents	47,768	28,619

Total assets	$8,727,344	$8,928,642

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$6,856	$15,271
Partnership distributions payable	0	198,439

Total liabilities	6,856	213,710
Partners’ capital:
Limited partners:
Class A—1,322,909 units outstanding as of June 30, 2003 and December 31, 2002, respectively	8,720,488	8,714,932
Class B—38,551 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	8,720,488	8,714,932

Total liabilities and partners’ capital	$8,727,344	$8,928,642

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$108,581	$96,420	$245,138	$257,742
Interest income	8	98	355	946

	108,589	96,518	245,493	258,688

EXPENSES:
Partnership administration	21,513	16,110	41,559	28,548
Legal and accounting	4,277	2,496	13,109	8,853
Computer costs	2,029	1,616	3,373	3,420

	27,819	20,222	58,041	40,821

NET INCOME	$80,770	$76,296	$187,452	$217,867

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$80,770	$76,296	$187,452	$217,867

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.06	$0.06	$0.14	$0.16

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.17	$0.14	$0.36

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	1,322,909	$9,236,417	38,551	$0	$9,236,417
Net income	0	385,016	0	0	385,016
Partnership distributions	0	(906,501)	0	0	(906,501)

BALANCE, December 31, 2002	1,322,909	8,714,932	38,551	0	8,714,932
Net income	0	187,452	0	0	187,452
Partnership distributions	0	(181,896)	0	0	(181,896)

BALANCE, June 30, 2003 (unaudited)	1,322,909	$8,720,488	38,551	$0	$8,720,488

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,452	$217,867
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(245,138)	(257,742)
Changes in assets and liabilities:
Accounts payable	(8,415)	(669)

Net cash used in operating activities	(66,101)	(40,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	465,585	550,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(380,335)	(513,455)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,149	(3,448)

CASH AND CASH EQUIVALENTS, beginning of period	28,619	45,866

CASH AND CASH EQUIVALENTS, end of period	$47,768	$47,768

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$154,728	$228,890

Partnership distributions payable	$0	$233,675

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following four properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

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

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

As of June 30, 2003, the Partnership owned interests in four properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund III-IV Associates	$542,186	$518,949		$308,586	$210,718	$132,039	$90,163
Fund IV-V Associates	307,153	453,055		(62,278)	16,611	(23,458)	6,257

	$849,339	$972,004	(1)	$246,308	$227,329	$108,581	$96,420

	Total Revenues			Net Income (Loss)		Partnership’s Share of Net Income (Loss)
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund III-IV Associates	$1,162,216	$1,067,067		$613,397	$475,366	$262,462	$203,401
Fund IV-V Associates	756,658	1,017,401		(45,992)	144,267	(17,324)	54,341

	$1,918,874	$2,084,468	(2)	$567,405	$619,633	$245,138	$257,742

(1)	Amounts have been restated to reflect tenant reimbursements of $107,770 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $228,291 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $48,787 and $85,923 for the three months ended June 30, 2003 and 2002, respectively, and $117,456 and $151,767 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $12,255 and $9,944 for the three months ended June 30, 2003 and 2002, respectively, and $27,277 and $18,553 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services, respectively. The Joint Ventures reimbursed $30,975 and $24,929 for the three months ended June 30, 2003 and 2002, respectively, and $62,856 and $49,619 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the in connection with property acquisitions or Partnership for tenants in similar geographic markets.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS	OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)  Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership was $108,589 and $96,518 for the three months ended June 30, 2003 and 2002, respectively, and $245,493 and $258,688 for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted primarily from the corresponding decrease in equity in income of Joint Ventures further described below.

Equity In Income of Joint Ventures – Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to the decline in occupancy by approximately 71% at the IBM Jacksonville Building during the second quarter of 2003 and by approximately 4% at Stockbridge Village Center during the second quarter of 2003, which was partially offset by adjustments to operating expense reimbursement billings to tenants of Stockbridge Village Center during the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to the decline in electrical usage, janitorial services, HVAC expenses, and management fees as a result of the decline in occupancy at IBM Jacksonville, partially offset by a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002.

Expenses

Expenses of the Partnership were $27,819 and $20,222 for the three months ended June 30, 2003 and 2002, respectively, and $58,041 and $40,821 for the six months ended June 30, 2003 and 2002, respectively. Expenses increased in 2003 from 2002 primarily due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership increased to $80,770 for the three months ended June 30, 2003, as compared to $76,296 for the three months ended June 30, 2002, and declined to $187,452 for the six months ended June 30, 2003, as compared to $217,867 for the six months ended June 30, 2002.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows used in operating activities were $(66,101) and $(40,544) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in cash used from 2002 resulted primarily from the increase in partnership administration and legal and accounting costs described in the preceding section.

Cash Flows From Investing Activities

Net cash flows from investing activities were $465,585 for the six months ended June 30, 2003, as compared to $550,551 for the six months ended June 30, 2002. The 2003 decrease from 2002 is largely attributable to the corresponding decline in distributions received from Fund IV-V Associates in order to (i) fund building improvements related to window repairs for the Village Overlook Property, and (ii) establish reserves to fund re-leasing costs anticipated during the second half of 2003 for the IBM Jacksonville Building, as the IBM lease terminated on April 30, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(380,335) and $(513,455) for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows paid is attributable to the decline in distributions received from Joint Ventures for the reasons aforementioned.

Reciprocal

On January 29, 2003, a receiver was appointed for the Reciprocal Group, the sole tenant occupying the Reciprocal Group Building. The receiver was granted authority to take any and all actions deemed advisable to liquidate or rehabilitate the Reciprocal Group and, as a result of the receivership proceeding, the Reciprocal Group has ceased issuing new or renewing existing insurance policies. Fund III-IV Associates has received notice that the Reciprocal Group will terminate its lease and vacate the premises effective July 31, 2003. As of June 30, 2003, Fund III-IV Associates had collected rental payments from the Reciprocal Group through July 31, 2003. The Partnership recognized equity in income of Joint Ventures of approximately $54,100 and $103,500 for the three months and six months ended June 30, 2003 related to the Reciprocal Group Building.

Distributions

The Partnership declared distributions to the limited partners holding Class A units of $0.00 and $0.17 for the quarters ended June 30, 2003 and 2002, respectively. The decrease in distributions for 2003, as compared to 2002, resulted from the decline in cash flows generated from operating and investing activities as described above. No distributions have been made to the limited partners holding Class B units.

The General Partners will continue to reserve distributions to limited partners holding Class A Units in the short term until (1) IBM Jacksonville Building is re-leased and the related re-leasing costs are funded; (2) the Reciprocal Group Building is re-leased and the related re-leasing costs are funded; and (3) the costs to prepare Stockbridge Village Center for sale are fully funded.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. During the second half of 2003, it is anticipated that capital expenses will be incurred to fund (1) costs to ready the Stockbridge Village Center for sale, (2) re-leasing costs for the IBM Jacksonville Building, and (3) re-leasing costs for the Reciprocal Group building.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close. Fund III-IV Associates anticipates incurring buyer’s due diligence costs in connection with preparing the Stockbridge Village Center for sale, in an amount not estimated to exceed $200,000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

August 8, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III as Individual General Partner and as President, Sole Director and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

August 8, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams As Chief Financial Officer

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002