Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND IV L P
filed 2003-11-07
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1915128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

	(unaudited) September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$6,819,394	$8,710,859
Cash and cash equivalents	2,067,927	28,619
Due from Joint Ventures	112,098	189,164

Total assets	$8,999,419	$8,928,642

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$4,490	$15,271
Partnership distributions payable	0	198,439

Total liabilities	4,490	213,710

Partners’ capital:
Limited partners:
Class A—1,322,909 units outstanding as of September 30, 2003 and December 31, 2002, respectively	8,994,929	8,714,932
Class B—38,551 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	8,994,929	8,714,932

Total liabilities and partners’ capital	$8,999,419	$8,928,642

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$297,330	$112,720	$542,469	$370,462
Interest income	0	476	355	1,422

	297,330	113,196	542,824	371,884

EXPENSES:
Partnership administration	18,521	17,523	60,081	46,071
Legal and accounting	1,737	1,404	14,846	10,258
Computer costs	2,631	1,704	6,004	5,123

	22,889	20,631	80,931	61,452

NET INCOME	$274,441	$92,565	$461,893	$310,432

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$274,441	$92,565	$461,893	$310,432

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.21	$0.07	$0.35	$0.23

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.17	$0.14	$0.54

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	1,322,909	$9,236,417	38,551	$0	$0	$9,236,417
Net income	0	385,016	0	0	0	385,016
Partnership distributions	0	(906,501)	0	0	0	(906,501)

BALANCE, December 31, 2002	1,322,909	8,714,932	38,551	0	0	8,714,932
Net income	0	461,893	0	0	0	461,893
Partnership distributions	0	(181,896)	0	0	0	(181,896)

BALANCE, September 30, 2003 (unaudited)	1,322,909	$8,994,929	38,551	$0	$0	$8,994,929

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$461,893	$310,432
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(542,469)	(370,462)
Changes in assets and liabilities:
Accounts payable	(10,781)	(1,208)

Net cash used in operating activities	(91,357)	(61,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,511,000	804,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(380,335)	(745,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,039,308	(2,214)
CASH AND CASH EQUIVALENTS, beginning of period	28,619	45,866

CASH AND CASH EQUIVALENTS, end of period	$2,067,927	$43,652

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$112,098	$218,349

Partnership distributions payable	$0	$233,675

See accompanying notes

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following four properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

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

3.  Village Overlook Property
Two substantially identical two-story office buildings located in Clayton County, Georgia

4.  IBM Jacksonville Building
A four-story office building located in Jacksonville, Florida

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $1,830,000 and gain of approximately $689,000 were allocated to the Partnership. This gain is included in equity in income of Joint Ventures in the accompanying financial statements.

As if July 31, 2003, the Reciprocal Group, the sole tenant of the Reciprocal Group Building, terminated their lease and ceased paying rent and operating costs of the building. Prior to this event, The Reciprocal Group had been in receivership.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)	Distributions of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her adjusted Capital Contribution, as defined

•	To limited partners holding Class B Units on a per-unit basis until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A Units

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their adjusted Capital Contribution, as defined

•	To limited partners holding Class B Units on a per-unit basis until they receive a cumulative 15% per annum return on their adjusted Capital Contribution, as defined

•	To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Thereafter, 80% to the limited partners and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in four properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net (Loss) Income
	Three Months Ended			Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,			September 30,		September 30,		September 30,		September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund III-IV Associates	$335,112	$506,680		$(798,352)	$208,169	$0	$0	$(798,352)	$208,169	$(341,608)	$89,072
Fund IV-V Associates	14,527	275,833		(187,351)	25,269	1,883,636	37,514	1,696,285	62,783	638,938	23,648

	$349,639	$782,513	(1)	$(985,703)	$233,438	$1,883,636	$37,514	$897,933	$270,952	$297,330	$112,720

(1)	Amounts have been restated to reflect tenant reimbursements of $72,626 as revenues for the three months ended September 30, 2002, which has no impact on net income.

	Total Revenues			(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net (Loss) Income
	Nine Months Ended			Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,		September 30,		September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund III-IV Associates	$1,497,328	$1,573,747		$(184,955)	$683,534	$0	$0	$(184,955)	$683,534	$(79,145)	$292,473
Fund IV-V Associates	391,650	967,049		(320,329)	126,597	1,970,622	80,453	1,650,293	207,050	621,614	77,989

	$1,888,978	$2,540,796	(2)	$(505,284)	$810,131	$1,970,622	$80,453	$1,465,338	$890,584	$542,469	$370,462

(2)	Amounts have been restated to reflect tenant reimbursements of $282,206 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $44,719 and $77,854 for the three months ended September 30, 2003 and 2002, respectively, and $162,175 and $227,118 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,854 and $11,426 for the three months ended September 30, 2003 and 2002, respectively, and $41,131 and $29,979 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $29,565 and $25,624 for the three months ended September 30, 2003 and 2002, respectively, and $92,421 and $75,243 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions, or other capital expenditures or lease-up costs out of operating cash flows.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $297,330 and $113,196 for the three months ended September 30, 2003 and 2002, respectively, and $542,824 and $371,884 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures further described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) a significant decrease in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2003, and (ii) the termination of the Reciprocal Group Building lease beginning in the third quarter of 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures increased in 2003, as compared to 2002, primarily due to the following nonrecurring items: (i) write-off of tenant improvements in connection with the early termination of the Reciprocal Group Building lease effective July 2003, and (ii) reserving uncollectible receivables due from several tenants of Stockbridge Village Center during 2003.

Equity in Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations increased for the three and nine months ended September 30, 2003 and 2002, respectively, primarily as a result of the gain recognized on the sales of the Village Overlook Property during the third quarter of 2003.

As a result of the increase in equity in income joint ventures from discontinued operations, partially offset by the decrease in gross revenues and increase in expenses of Joint Ventures, as described above, equity in income of Joint Ventures increased to $297,330 from $112,720 for the three months ended September 30, 2002 and 2002, respectively, and to $542,469 from $370,462 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Expenses of the Partnership were $22,889 and $20,631 for the three months ended September 30, 2003 and 2002, respectively, and $80,931 and $61,452 for the nine months ended September 30, 2003 and 2002, respectively. Expenses increased in 2003 primarily due to an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Net Income

As a result of the factors described above, net income of the Partnership increased to $274,441 for the three months ended September 30, 2003, as compared to $92,565 for the three months ended September 30, 2002, and to $461,893 for the nine months ended September 30, 2003, as compared to $310,432 for the nine months ended September 30, 2002.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(91,357) and $(61,238) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in cash flows used resulted primarily from (i) the increase in administrative costs described in the preceding section, and (ii) a change in the timing of paying accounts payable and accrued expenses in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $2,511,000 for the nine months ended September 30, 2003, as compared to $804,441 for the nine months ended September 30, 2002. The 2003 increase is primarily a result of receiving net proceeds from Fund IV–V Associates for the sale of the Village Overlook Property in the third quarter of 2003, partially offset by a reduction in operating distributions received from the Joint Ventures due to (i) the decline in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2002, and (ii) the termination of the Reciprocal Group Building lease beginning in the third quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(380,335) and $(745,417) for the nine months ended September 30, 2003 and 2002, respectively. These amounts represent distributions to partners, which has declined between years. The 2003 decrease in distributions is largely attributable to (i) the decline in occupancy of the IBM Jacksonville Building beginning in the second quarter of 2002, and (ii) foregone cash flows resulting from the termination of the Reciprocal Group Building lease effective July 2003.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.00 and $0.17 for the quarters ended September 30, 2003 and 2002, respectively. The decrease in distributions for 2003, as compared to 2002, is primarily attributable to (i) the decline in cash flows generated from investing activities described above, and (ii) establishing reserves in order to subsidize operating deficits and fund re-leasing costs for the IBM Jacksonville Building and the Reciprocal Group Building. No distributions have been made to the limited partners holding Class B Units.

The General Partners anticipate continuing to reserve distributions to limited partners holding Class A Units until (i) the IBM Jacksonville Building is re-leased and the related re-leasing costs are funded, (ii) the Reciprocal Group Building is re-leased and the related re-leasing costs are funded, and (iii) the costs to prepare Stockbridge Village Center for sale are fully funded (refer to the Contractual Obligations and Commitments section to follow for additional information).

Sales Proceeds

Rather than distributing the net proceeds from the sale of the Village Overlook Property to the limited partners, such proceeds will be held in reserve to fund the costs anticipated to increase the occupancy of the IBM Jacksonville Building and re-leasing costs of the recently vacated Reciprocal Building as the General Partners continue to evaluate the capital needs of the other properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement in 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate utilizing capital resources to fund the following items: (i) costs to ready the Stockbridge Village Center for sale (refer to the Contractual Obligations and Commitments section to follow for additional information), (ii) re-leasing costs for the IBM Jacksonville Building, and (iii) re-leasing costs for the Reciprocal Group building.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close. Fund III-IV Associates anticipates incurring due diligence costs in connection with preparing the Stockbridge Village Center for sale in an amount not estimated to exceed $250,000. Upon completion of the due diligence period, the Purchaser will become obligated to reimburse the Seller for fifty percent of the related costs up to a maximum of $125,000 upon closing of the sale.

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

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, Inc., the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q.

(b)(i)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated October 10, 2003 disclosing the sale of the Village Overlook Property.

(b)(ii)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated August 4, 2003 disclosing the General Partners’ intention to reserve operating distributions otherwise payable to the limited partners for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL (Corporate General Partner)

November 7, 2003	By: /s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President, Sole Director and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

November 7, 2003	By: /s/ DOUGLAS P. WILLIAMS
Douglas P. Williams As Chief Financial Officer

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated August 15, 2003 relating to the sale of Village Overlook I & II and Hannover Parkway

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002