Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND IV L P
filed 2004-03-25
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2003

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund IV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 Units on May 13, 1991. The offering was terminated on February 29, 1992 at which time the Partnership had sold approximately 1,322,909 Class A Units and 38,551 Class B Units representing capital contributions of $13,614,652 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently straddling the positioning-for-sale phase and the beginning stages of the disposition and liquidation phase and, accordingly, is focusing significant resources on locating suitable replacement tenants and negotiating with prospective acquirers of properties owned through affiliated joint ventures.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that during the positioning for sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing expenses in connection with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties in which the Partnership has an ownership interest. In the opinion of management of the Partnership, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.	PROPERTIES.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following four properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001	2000	1999
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia	97%	100%	100%	100%	95%

		2. 4400 Cox Road (formerly known as the “Reciprocal Group Building”) A two-story office building located in Richmond, Virginia	—	100%	100%	0%	100%

Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	3. Village Overlook Property * Two substantially identical two-story office buildings located in Clayton County, Georgia	—	95%	94%	78%	62%

		4. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”) A four-story office building located in Jacksonville, Florida	3%	74%	93%	93%	94%

*	This property was sold in September 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership accounts for its investments in Joint Ventures using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership’s Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004	1	1,750	$28,000	$11,981	1.6%	2.1%
2005	5	9,509	164,097	68,611	8.6	12.3
2006	1	1,400	22,400	9,585	1.3	1.7
2007	6	16,521	311,726	133,387	15.0	23.3
2008	4	16,934	320,102	136,972	15.4	23.9
2011(1)	1	63,986	492,692	210,823	58.1	36.7

	18	110,100	$1,339,017	$571,359	100.0%	100.0%

(1)	Kroger lease at the Stockbridge Village Shopping Center (approximately 64,000 square feet).

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Fund III-IV Associates

On March 27, 1991, Fund III-IV Associates was formed for the purpose of developing, constructing, operating, and selling commercial and industrial real properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund III, L.P. owned equity interests of approximately 43% and 57%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund III-IV Associates:

Stockbridge Village Shopping Center

On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia, for the purpose of developing, constructing, and operating a shopping center known as the Stockbridge Village Shopping Center. The multi-tenant shopping center contains approximately 112,900 square feet, of which approximately 64,000 square feet is occupied by the Kroger Company (“Kroger”), a retail grocery chain. Kroger is the only tenant, which occupies more than ten percent of the rentable square feet of this property. The Kroger lease is for an initial term of twenty years, commencing November 14, 1991, with an option to extend for four consecutive five-year periods at the same rental rate as the original lease. The annual base rent payable under the Kroger lease is $492,692. The remaining approximately 48,800 square feet are comprised of 16 separate retail spaces and three free-standing retail buildings.

The average effective annual rental rate per square foot at the Stockbridge Village Shopping Center was $11.58 for 2003, $11.32 for 2002, $11.82 for 2001, $11.29 for 2000, and $11.23 for 1999.

4400 Cox Road

On July 1, 1992, Fund III-IV Associates acquired 4400 Cox Road, a two-story office building containing approximately 43,000 square feet located in Richmond, Virginia.

Management leased 100% of this building to the Reciprocal Group, an insurance company, on October 4, 2000 for a term of eight years, with rent commencing in February 2001. On January 29, 2003, a receiver was appointed for the Reciprocal Group, the sole tenant occupying 4400 Cox Road. The receiver was granted authority to take any and all actions deemed advisable to liquidate or rehabilitate the Reciprocal Group. As a result of the receivership proceedings, the Reciprocal Group has ceased issuing new or renewing existing insurance policies. Accordingly, the Reciprocal Group terminated its lease and vacated the premises effective July 31, 2003, and this property remains vacant.

The average effective annual rental rate per square foot at 4400 Cox Road was $5.20 for 2003, $13.45 for 2002, $12.83 for 2001, $3.07 for 2000 and $12.27 for 1999.

Fund IV-V Associates

On April 14, 1992, Fund IV-V Associates was formed for the purpose of developing, constructing, owning, and operating commercial properties. During the periods presented, the Partnership and Wells Real Estate Fund V, L.P. owned equity interests of approximately 38% and 62%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund IV-V Associates:

Village Overlook Property

On September 14, 1992, Fund IV-V Associates acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,850 rentable square feet each (the “Village Overlook Property”).

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $1,882,000 and gain of approximately $689,000 were allocated to the Partnership.

The average effective annual rental rate per square foot at the Village Overlook Property was $14.97 through September 29, 2003, $18.86 for 2002, $16.51 for 2001, $15.90 for 2000, and $12.75 for 1999.

10407 Centurion Parkway North

On June 8, 1992, Fund IV-V Associates acquired approximately 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet (“10407 Centurion Parkway North”).

Approximately 62,400 square feet (or approximately 70%) of 10407 Centurion Parkway North was leased primarily to International Business Machines Corporation (“IBM”), a computer sales and service corporation, from April 1993 through April 2003 with options to extend the initial lease term for two consecutive five-year periods. Under the initial IBM lease, annual base rent was payable at $1,122,478 and the tenant was required to pay additional rent equal to its share of operating expenses.

The IBM lease expired on April 30, 2003, as IBM did not exercise the first option to extend the lease term. As a result of this vacancy, annualized revenues have declined for this property by approximately $1,200,000, of which approximately $456,000 is attributable to the Partnership. Management is actively marketing the property to prospective tenants. In efforts to make 10407 Centurion Parkway North more attractive to prospective tenants, management has undertaken a capital project to renovate the common areas, lobbies, and corridors.

In December 2003, Fund IV-V Associates entered into a lease with Synovus Bank for approximately 14,000 square feet (or approximately 16% of the property) for a term of ten years and ten months beginning on April 1,

2004. In connection with negotiating the Synovus Bank lease, Fund IV-V Associates agreed to absorb free rent through January 31, 2005. Beginning on February 1, 2005, annual base rent will be payable at approximately $158,000. Synovus Bank has been afforded three options to extend the lease for additional terms of five years with base rent payable at the currently prevailing market rental rates during the respective extended terms. Under the lease, Synovus Bank is required to pay additional rent equal to its share of operating expenses and property taxes.

The average effective annual rental rate per square foot at 10407 Centurion Parkway North was $4.58 for 2003, $12.72 for 2002, $17.49 for 2001, $16.46 for 2000, and $16.80 for 1999.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 1,322,909 outstanding Class A Units held by a total of 1,230 limited partners and 38,551 outstanding Class B Units held by a total of 39 limited partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the limited partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated unit valuations, based upon their estimates of property values as of December 31, 2003, to be approximately $9.16 per Class A Unit and $9.16 per Class B Unit, based upon market conditions existing in early December 2003. In connection with the estimated property valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future.

Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their units.

Net proceeds available for distribution upon the sale of the Partnership’s properties are initially distributed equally to limited partners holding Class A Units and Class B Units on a per-unit basis until they receive a return of their initial capital contributions. See Note 1 to the financial statements included in this report for a more detailed description of the methodology for distributing net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Under the partnership agreement, distributions are allocated first to the limited partners holding Class A Units until they have received cash distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contribution. After this preference is satisfied, the General Partners will receive an amount of Net Cash from Operations equal to one-tenth of the total amount of Net Cash from Operations distributed. Afterwards, the limited partners holding Class A Units will receive 90% of Net Cash from Operations, and the General Partners will receive 10%. No Net Cash from Operations will be distributed to limited partners holding Class B Units. Cash distributions made to the limited partners holding Class A Units for the two most recent fiscal years were as follows:

Distribution For Quarter Ended	Total Cash Distribution	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner Return of Capital
March 31, 2002	$248,046	$0.11	$0.08	$0.00	$0.00
June 30, 2002	$231,509	$0.06	$0.11	$0.00	$0.00
Sept. 30, 2002	$231,509	$0.07	$0.10	$0.00	$0.00
Dec. 31, 2002	$195,437	$0.05	$0.11	$0.00	$0.00
March 31, 2003	$181,896	$0.08	$0.06	$0.00	$0.00
June 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
Sept. 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
Dec. 31, 2003	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners from the second quarter of 2003 through the fourth quarter of 2003 primarily due to the vacancy of 4400 Cox Road, a significant decline in occupancy of 10407 Centurion Parkway North beginning April 30, 2003, and reduced cash flows related to the sale of the Village Overlook Property.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999.

	2003	2002	2001	2000	1999
Total assets	$9,008,261	$8,928,642	$9,506,490	$9,644,595	$9,758,573
Total revenues	575,655	488,633	678,096	428,694	684,024
Net income	472,901	385,016	595,337	357,405	608,712
Net income allocated to General Partners	0	0	0	0	0
Net income allocated to Class A Limited Partners	472,901	385,016	595,337	357,405	608,712
Net loss allocated to Class B Limited Partners	0	0	0	0	0
Net income per Class A Limited Partner Unit	$0.36	$0.29	$0.45	$0.27	$0.46
Net loss per Class B Limited Partner Unit	$0.00	$0.00	$0.00	$0.00	$0.00
Cash Distributions per Class:
Cash Distribution per Class A Limited Partner Unit:
Investment Income	$0.08	$0.29	$0.45	$0.09	$0.45
Return of Capital	$0.06	$0.40	$0.31	$0.07	$0.35

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Currently, management believes that the Partnership straddles the positioning for sale phase and the beginning stages of the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in four properties through interests in affiliated joint ventures. As of the date of this filing, two properties are substantially vacant, one property is under contract to be sold, and one property was sold in 2003. Management will actively pursue re-leasing strategies in 2004 for the two substantially vacant properties, 4400 Cox Road and 10407 Centurion Parkway North.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income increased primarily due to the gain recognized on the sale of the Village Overlook Property and a decrease in depreciation expense for the Stockbridge Village Shopping Center, as this property was classified as held for sale effective March 18, 2003, partially offset by a decline in operating income generated by 10407 Centurion Parkway North and 4400 Cox Road due to significant declines in occupancy effective April 30, 2003 and July 31, 2003, respectively. Cash flows increased during 2003 primarily due to the receipt of net proceeds from Fund IV-V Associates related to the sale of the Village Overlook Property.

During 2004, the Partnership anticipates continuing to focus on the positioning for sale phase. Substantially all of our operating revenues are generated from the operations of properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, in the near-term, we anticipate utilizing current operating cash flows to fund the costs related to re-leasing 4400 Cox Road and 10407 Centurion Parkway North, and to ready Stockbridge Village Shopping Center for sale.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $575,655, $488,633, and $678,096 for 2003, 2002, and 2001, respectively. The 2003 increase from 2002, and the 2002 decrease from 2001, resulted primarily from the corresponding changes in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to significant declines in occupancy for 10407 Centurion Parkway North owned by Fund IV-V Associates effective April 30, 2003, and the vacancy of 4400 Cox Road owned by Fund III-IV Associates effective July 31, 2003. Gross revenues decreased in 2002, as compared to 2001, largely due to a decrease in occupancy of 10407 Centurion Parkway North by approximately 20% during 2002, partially offset by additional operating expense reimbursement billings to the sole tenant of 4400 Cox Road. Tenants are billed for operating expense reimbursements based on estimates, which are adjusted to reflect actual rental costs in the following accounting period.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to the write-off of tenant improvements in connection with the July 2003 termination of 4400 Cox Road lease and reserving uncollectible receivables due from several tenants at Stockbridge Village Shopping Center in 2003. The 2002 increase, as compared to 2001, resulted primarily from nonrecurring HVAC repair costs for 10407 Centurion Parkway North in 2002 and additional depreciation expense recognized on tenant improvements for 4400 Cox Road, the majority of which were completed during the second half of 2001.

Equity in Income of Joint Ventures – Discontinued Operations

Equity in income of the Joint Ventures increased in 2003, as compared to 2002, primarily due to the gain recognized from the sale of the Village Overlook Property by Fund IV-V Associates in September 2003 and a decrease in deprecation expense of the Stockbridge Village Shopping Center, which is owned by Fund III-IV Associates, as the property was classified as held for sale effective March 18, 2003. Equity in income of Joint Ventures decreased in 2002, as compared to 2001, primarily due to increased common area maintenance expenses for Stockbridge Village Shopping Center, partially offset by an increase in rental income for the Village Overlook Property resulting from a slight increase in occupancy in 2002, as compared to 2001.

As a result of the aforementioned factors, equity in income of Joint Ventures was $572,440, $487,189, and $672,305 for 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $102,754, $103,617, and $82,759 for 2003, 2002, and 2001, respectively. Expenses remained relatively stable in 2003, as compared to 2002. Expenses increased in 2002, as compared to 2001, primarily as a result of increased administrative salaries and professional fees related to changing independent public accountants in 2002.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $472,901, $385,016, and $595,337 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(112,486), $(89,400), and $(74,470) for 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used, as compared to 2002, resulted primarily from a change in the timing of accounts payable in 2003, as compared to 2002. The 2002 increase in cash flows used, as compared to 2001, resulted primarily from the increase in partnership administration costs and professional fees discussed above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $2,472,028, $1,047,790, and $603,678 for 2003, 2002, and 2001 respectively. The 2003 increase, as compared to 2002, resulted primarily from the receipt of net proceeds from Fund IV-V Associates as a result of the sale of the Village Overlook Property, partially offset by a decline in operating cash flows received from Fund III-IV Associates due to the vacancy of 4400 Cox Road effective July 31, 2003 and Fund IV-V Associates due to the decline in occupancy of 10407 Centurion Parkway North effective April 1, 2003 and sale of the Village Overlook Property in September 2003. The 2002 increase, as compared to 2001, is primarily a result of investing approximately $376,000 in Fund III-IV Associates during 2001 in order to fund tenant improvements for 4400 Cox Road and receiving additional net rental income in 2002 related to the Reciprocal Group lease, which was executed in October 2000 with rent commencing in February 2001.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(380,335), $(975,637), and $(735,940) for 2003, 2002, and 2001, respectively, and is solely comprised of distributions paid to limited partners. The 2003 decrease from 2002, and the 2002 increase from 2001, are primarily a result of the corresponding changes in operating distributions received from the Joint Ventures, as discussed in the preceding section.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.14, $0.69, and $0.76 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

The General Partners have reserved distributions to Class A limited partners for the last three quarters of 2003 and anticipate continuing to reserve such distributions until 10407 Centurion Parkway North is re-leased and the related re-leasing costs are funded, 4400 Cox Road is re-leased and the related re-leasing costs are funded, and the costs to prepare Stockbridge Village Shopping Center for sale are fully funded (refer to the Contractual Obligations and Commitments section to follow for additional information).

Sales Proceeds

The sale of the Village Overlook Property generated a total net sales proceeds of approximately $1,880,000. Rather than distributing the net proceeds from the sale of the Village Overlook Property to the limited partners, such proceeds will be held in reserve to fund the anticipated costs associated with increasing the occupancy of 10407 Centurion Parkway North and re-leasing costs for the recently vacated 4400 Cox Road. The General Partners continue to evaluate the capital needs of the other properties in which it holds interests in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement at a later date in 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate utilizing capital resources to fund the costs to ready the Stockbridge Village Shopping Center for sale (refer to the Contractual Obligations and Commitments section to follow for additional information), costs necessary to increase the occupancy of 10407 Centurion Parkway North, and costs necessary to re-lease 4400 Cox Road.

(d)    Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia
4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(e)    Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures was $90,878, $101,849, and $148,456, for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership reimbursed $44,655, $41,496, and $36,424, respectively, to Wells Capital and its affiliates for these services.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(f)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(g)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

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

(h)    Subsequent Event

On March 19, 2004, Leo F. Wells, III, one of the General Partners, Wells Capital, the corporate general partner of the other General Partner, as well as Wells Investment Securities, Inc., the dealer manager, Wells Management Company, Inc., the property manager, and Wells Real Estate Fund I (“Wells Defendants”) received notice of a punitive class action complaint, which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791 2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of Wells Real Estate Fund I (“Wells Fund I”) as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of Wells Fund I by making false statements or omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and Wells Fund I negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I; and (3) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact, if any, this matter may have on the General Partners of the Partnership.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (“Andersen”) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (“Ernst & Young”) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners, L.P.

The sole general partner of Wells Partners is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$75,829	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$14,956

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the Joint Venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these Joint Ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Parent of Class
Class A Units	Leo F. Wells, III	114.683 units (IRA)	less than 1%

No arrangements exist which would, upon expectation thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the limited partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distribution of cash flow from operations or net sales proceeds in 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through Joint Ventures equal to the lesser of: (a)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (b) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management received $75,829 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2003, no real estate commissions were paid to the General Partners.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the

Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$21,193	$12,075
Audit-Related Fees	0	0
Tax Fees	471	113

Total	$21,664	$12,188

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-2 through F-37 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	On October 10, 2003, the Registrant filed a Current Report on Form 8-K reporting the sale of the Village Overlook Property by Fund IV-V Associates.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL
(Corporate General Partner)

March 25, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

March 25, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND IV, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document
*4(a)	Agreement of Limited Partnership of Wells Real Estate Fund IV, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*4(b)	Certificate of Limited Partnership of Wells Real Estate Fund IV, L.P. (Exhibit 4(b) to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(a)	Management Agreement between Wells Real Estate Fund IV, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*10(b)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IV, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1991, File No. 0-20103)

*10(c)	Custodial Agency Agreement between Wells Real Estate Fund IV, L.P. and Citizens and Southern Trust Company (Georgia) National Association (Exhibit 10(f) to Amendment No. 3 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(d)	Fund III and Fund IV Associates Joint Venture Agreement dated March 27, 1991 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(e)	Agreement of Purchase and Sale dated October 31, 1990 between 675 Industrial Park, Ltd. and The Vlass-Fotos Group, Inc. (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(f)	Lease dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(g)	Lease Agreement dated January 31, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(j) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(h)	First Amendment to Lease dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(k) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(i)	First Amendment to Lease Agreement dated April 3, 1991 between The Vlass-Fotos Group, Inc. and The Kroger Co. (Exhibit 10(l) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(j)	Development Agreement dated April 4, 1991 between Fund III and Fund IV Associates and The Vlass-Fotos Group, Inc. (Exhibit 10(m) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(k)	Fund IV and Fund V Associates Joint Venture Agreement dated April 14, 1992 (Exhibit 10(n) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(l)	Agreement for the Purchase and Sale of Real Property with GL National, Inc. (Exhibit 10(o) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(m)	Lease with International Business Machines Corporation (Exhibit 10(p) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(n)	Lease with ROLM Company (Exhibit 10(q) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(o)	Construction Agreement with McDevitt & Street Company (Exhibit 10(r) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(p)	Development Agreement with ADEVCO Corporation (Exhibit 10(s) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(q)	Guaranty of Development Agreement by David M. Kraxberger (Exhibit 10(t) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(r)	Architect Agreement with Mayes, Sudderth & Etheredge, Inc. (Exhibit 10(u) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(s)	Architect Agreement with Peter C. Sutton, A.I.A. (Exhibit 10(v) to Post-Effective Amendment No. 7 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(t)	First Amendment to Joint Venture Agreement of Fund III and IV Associates dated July 1, 1992 (Exhibit 10(v) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(u)	Agreement for the Purchase and Sale of Property between Rowe Properties-Markel, L.P. and Fund III and Fund IV Associates and Addendum to Agreement for the Purchase and Sale of Property (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(v)	Office Lease with G.E. Lighting, Rider No. 1 to Lease, Addendum of Lease, Second Addendum of Lease, Third Amendment of Lease and Fourth Amendment to Office Lease (Exhibit 10(x) to Form 10-K of Wells Real Estate Fund III, L.P. for the fiscal year ended December 31, 1992, File No. 0-18407)

*10(w)	First Amendment to Joint Venture Agreement of Fund IV and V Associates dated September 9, 1992 (Exhibit 10(w) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(x)	Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(x) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(y)	First Amendment to Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(y) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(z)	Partial Assignment and Assumption of Option Agreement for the Purchase and Sale of Real Property (Exhibit 10(z) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(aa)	Lease Agreement with the Executive Committee of the Baptist Convention of the State of Georgia, d/b/a Georgia Baptist Health Care System (Exhibit 10(aa) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(bb)	Construction Contract with Cecil N. Brown Co., Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 8 to Registration Statement of Wells Real Estate Fund IV, L.P. and Wells Real Estate Fund V, L.P., File No. 33-37830)

*10(cc)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IV, L.P. and NationsBank of Georgia, N.A. dated April 1, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 1994, File No. 0-20103)

*10(dd)	Purchase and Sale Agreement relating to the sale of Village Overlook I & II and Hannover Parkway (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended September 30, 2003, File No. 0-20103)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund IV, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IV, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund IV, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IV, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund IV, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund IV, L.P. other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

INVESTMENT IN JOINT VENTURES	$6,898,318	$8,710,859

CASH AND CASH EQUIVALENTS	2,007,826	28,619

DUE FROM JOINT VENTURES	102,117	189,164

Total assets	$9,008,261	$8,928,642

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable	$2,324	$15,271
Partnership distributions payable	0	198,439

Total liabilities	2,324	213,710

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,322,909 units issued and outstanding	9,005,937	8,714,932
Class B – 38,551 units issued and outstanding	0	0
General Partners	0	0

Total partners’ capital	9,005,937	8,714,932

Total liabilities and partners’ capital	$9,008,261	$8,928,642

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$572,440	$487,189	$672,305
Interest income	3,215	1,444	5,791

	575,655	488,633	678,096

EXPENSES:
Partnership administration	69,347	65,665	54,121
Legal and accounting	25,916	31,327	15,928
Other general and administrative	7,491	6,625	12,710

	102,754	103,617	82,759

NET INCOME	$472,901	$385,016	$595,337

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$472,901	$385,016	$595,337

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0

NET INCOME PER CLASS A LIMITED PARTNER UNIT	$0.36	$0.29	$0.45

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.14	$0.69	$0.76

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	$1,322,909	$9,641,592	$38,551	$0	$0	$9,641,592

Net income	0	595,337	0	0	0	595,337
Partnership distributions	0	(1,000,512)	0	0	0	(1,000,512)

BALANCE, December 31, 2001	1,322,909	9,236,417	38,551	0	0	9,236,417

Net income	0	385,016	0	0	0	385,016
Partnership distributions	0	(906,501)	0	0	0	(906,501)

BALANCE, December 31, 2002	1,322,909	8,714,932	38,551	0	0	8,714,932

Net income	0	472,901	0	0	0	472,901
Partnership distributions	0	(181,896)	0	0	0	(181,896)

BALANCE, December 31, 2003	$1,322,909	$9,005,937	$38,551	$0	$0	$9,005,937

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$472,901	$385,016	$595,337

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(572,440)	(487,189)	(672,305)
Changes in accounts payable	(12,947)	12,773	2,498

Total adjustments	(585,387)	(474,416)	(669,807)

Net cash used in operating activities	(112,486)	(89,400)	(74,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	0	0	(375,720)
Distributions received from Joint Ventures	2,472,028	1,047,790	979,398

Net cash provided by investing activities	2,472,028	1,047,790	603,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(186,318)	(459,536)	(514,614)
Distributions to partners in excess of accumulated earnings	(194,017)	(516,101)	(221,326)

Net cash used in financing activities	(380,335)	(975,637)	(735,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,979,207	(17,247)	(206,732)

CASH AND CASH EQUIVALENTS, beginning of year	28,619	45,866	252,598

CASH AND CASH EQUIVALENTS, end of year	$2,007,826	$28,619	$45,866

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$102,117	$189,164	$259,086

Partnership distributions payable	$0	$198,439	$267,575

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

On March 4, 1991, the Partnership commenced an offering of up to $25,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on May 13, 1991. The offering was terminated on February 29, 1992, at which time the Partnership had sold approximately 1,322,909 Class A Units and 38,551 Class B Units representing capital contributions of $13,614,652 from investors who were admitted to the Partnership as limited partners.

During the periods presented, the Partnership owned interests in the following four properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.

1. Stockbridge Village Shopping Center

A retail shopping center located in Stockbridge, Georgia

2. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

A two-story office building located in Richmond, Virginia

Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.

3. Village Overlook Property*

Two substantially identical two-story office buildings located in Clayton County, Georgia

4. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

*	This property was sold in September 2003.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operation

Cash available for distribution, as defined by the partnership agreement, is distributed on a cumulative noncompounded basis to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the General Partners until they have received an amount equal to 10% of total distributions with respect to the current fiscal year. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating cash distributions will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners on a per-unit basis until each limited partner has received 100% of their adjusted capital contribution, as defined, less, with respect to Class A units a credit for the amount, if any, by which aggregate distributions of Net Cash From Operations paid to the limited partners holding Class A units exceeds a cumulative, noncomponded 15% per annum return on the respective adjusted capital contributions, as defined

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

•	To limited partners holding Class B Units on a per-unit basis until each limited partner has received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units

•	To limited partners holding Class A Units on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his adjusted capital contribution, as defined

•	To limited partners holding Class B Units on a per-unit basis until each limited partner has received a cumulative 15% per annum return on his adjusted capital contribution, as defined

•	To the General Partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 80% to the limited partners, and 20% to the General Partners

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases.

In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 3 has been restated to reflect the effects of this revised presentation.

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002:

	2003	2002
Fund III-IV Associates	$98,941	$150,407
Fund IV-V Associates	3,176	38,757

	$102,117	$189,164

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures was $90,878, $101,849, and $148,456, for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

management, this allocation is a reasonable estimation of such expenses. During 2003, 2002 and 2001, the Partnership reimbursed $44,655, $41,496, and $36,424, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund III-IV Associates	$4,485,321	43%	$5,029,902	43%
Fund IV-V Associates	2,412,997	38%	3,680,957	38%

	$6,898,318		$8,710,859

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$8,710,859	$9,201,538
Equity in income of Joint Ventures	572,440	487,189
Distributions from Joint Ventures	(2,384,981)	(977,868)

Investment in Joint Ventures, end of year	$6,898,318	$8,710,859

Fund III-IV Associates

On March 27, 1991, Fund III-IV Associates was formed for the purpose of investing in commercial real properties. On April 4, 1991, Fund III-IV Associates purchased 13.62 acres of real property located in Clayton County, Georgia for the purpose of developing, constructing, and operating the Stockbridge Village Shopping Center. On July 1, 1992, Fund III-IV Associates acquired 4400 Cox Road located in Richmond, Virginia.

Fund IV-V Associates

On April 14, 1992, Fund IV-V Associates was formed for the purpose of investing in commercial real properties. On June 8, 1992, Fund IV-V Associates acquired 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet known as 10407 Centurion Parkway North. On September 14, 1992, Fund IV-V Associates acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings, each containing approximately 17,800 rentable square feet known as the Village Overlook Property.

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $1,882,000 and gain of approximately $689,000 were allocated to the Partnership. This gain is included in equity in income of Joint Ventures in the accompanying financial statements.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund III-IV Associates	$10,835,226	$12,159,413	$352,664	$404,135	$10,482,562	$11,755,278
Fund IV-V Associates	6,489,057	10,124,219	82,489	351,820	6,406,568	9,772,399

	$17,324,283	$22,283,632	$435,153	$755,955	$16,889,130	$21,527,677

	Total Revenues				(Loss) Income From Continuing Operations			Income From Discontinued Operations			Net Income
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund III-IV Associates	$255,692	$625,955	$597,830	(i)	$(1,094,505)	$179,984	$225,300	$1,135,650	$700,913	$799,349	$41,145	$880,897	$1,024,649
Fund IV-V Associates	407,109	1,276,022	1,685,329	(i)	(498,971)	206,751	559,133	1,971,991	85,995	61,770	1,473,020	292,746	620,903

	$662,801	$1,901,977	$2,283,159		$(1,593,476)	$386,735	$784,433	$3,107,641	$786,908	$861,119	$1,514,165	$1,173,643	$1,645,552

(i)	Amounts have been restated to reflect tenant reimbursements of $47,690 for Fund III-IV Associates and $153,242 for Fund IV-V Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income	$472,901	$385,016	$595,337
Increase (decrease) in net income resulting from:
Meals & Entertainment	0	167	0
Penalties	0	11	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	(29,069)	218,498	192,719
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	0	(15,201)	(7,139)
Rental income accrued for financial reporting purposes less than (in excess of) amounts for income tax purposes	89,221	48,677	(16,903)
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(212,756)	0	0
Other	2,529	0	(798)

Income tax basis net income	$322,826	$637,168	$763,216

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$9,005,937	$8,714,932	$9,236,417
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	167	167	0
Penalties	11	11	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,233,152	1,262,221	1,043,723
Capitalization of organization costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	1,735,988	1,735,988	1,735,988
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(2,435)	(91,656)	(140,333)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	2,292	2,292	17,493
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(212,756)	0	0
Partnership’s distributions payable	0	198,439	267,575
Other	(3,407)	(5,936)	(5,936)

Income tax basis partners’ capital	$11,758,949	$11,816,458	$12,154,927

WELLS REAL ESTATE FUND IV, L.P.

                                                                       (A Georgia Public Limited Partnership)

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$136,905	$108,589	$297,330	$32,831
Net income	106,682	80,770	274,441	11,008
Net income allocated to Class A limited partners	106,682	80,770	274,441	11,008
Net income per Class A limited partner unit	$0.08	$0.06	$0.21	$0.01
Distribution per Class A limited partner unit	$0.14	$0.00	$0.00	$0.00

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$162,170	$96,518	$113,196	$116,749
Net income	141,571	79,296	92,565	71,584
Net income allocated to Class A limited partners	141,571	79,296	92,565	71,584
Net income per Class A limited partner unit	$0.11	$0.06	$0.07	$0.05
Distribution per Class A limited partner unit	$0.19	$0.17	$0.17	$0.16

6.	COMMITMENTS AND CONTINGENCIES

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	Wells Real Estate Fund III, L.P. Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates’)	Wells Real Estate Fund V, L.P. Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	Wells Real Estate Fund VI, L.P. Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	Wells Real Estate Fund VII, L.P. Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund III and Fund IV Associates:

We have audited the accompanying balance sheets of Fund III and Fund IV Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund III and Fund IV Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

Real estate assets, at cost:
Land	$573,582	$573,582
Building and improvements, less accumulated depreciation of $2,934,925 and $1,957,642 at December 31, 2003 and 2002, respectively	2,574,456	3,551,740
Assets held for sale	7,251,981	7,251,009

Total real estate assets	10,400,019	11,376,331
Accounts receivable, net	229,927	131,297
Cash and cash equivalents	139,062	361,251
Other assets, net	66,218	290,534

Total assets	$10,835,226	$12,159,413

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$231,237	$351,517
Accounts payable and refundable security deposits	58,712	52,618
Deferred rent	62,715	0

Total liabilities	352,664	404,135

Partners’ capital:
Wells Real Estate Fund III, L.P.	5,997,232	6,725,376
Wells Real Estate Fund IV, L.P.	4,485,330	5,029,902

Total partners’ capital	10,482,562	11,755,278

Total liabilities and partners’ capital	$10,835,226	$12,159,413

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$223,726	$578,335	$530,141
Reimbursement income	31,352	47,620	47,689
Interest income	614	0	0
Other income	0	0	20,000

	255,692	625,955	597,830

Expenses:
Depreciation	977,283	315,628	251,284
Write-off of deferred leasing costs	195,325	0	0
Management and leasing fees	41,836	59,677	52,464
Operating costs	77,527	50,340	52,419
Joint Venture administration	31,386	12,661	11,363
Legal and accounting	26,840	7,665	5,000

	1,350,197	445,971	372,530

Net (loss) income from continuing operations	(1,094,505)	179,984	225,300

Income from discontinued operations	1,135,650	700,913	799,349

Net income	$41,145	$880,897	$1,024,649

Net income allocated to Wells Real Estate Fund III, L.P.	$23,540	$503,975	$586,219

Net income allocated to Wells Real Estate Fund IV, L.P.	$17,605	$376,922	$438,430

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund III, L.P.	Wells Real Estate Fund IV, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$6,910,490	$5,168,329	$12,078,819

Net income	586,219	438,430	1,024,649
Partnership contributions	502,342	375,720	878,062
Partnership distributions	(919,618)	(687,778)	(1,607,396)

Balance, December 31, 2001	7,079,433	5,294,701	12,374,134

Net income	503,975	376,922	880,897
Partnership distributions	(858,032)	(641,721)	(1,499,753)

Balance, December 31, 2002	6,725,376	5,029,902	11,755,278

Net income	23,540	17,605	41,145
Partnership distributions	(751,684)	(562,177)	(1,313,861)

Balance, December 31, 2003	$5,997,232	$4,485,330	$10,482,562

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,094,505)	$179,984	$225,300

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	977,283	315,629	251,284
Amortization of deferred lease acquisition costs	229,611	47,734	41,831
Changes in assets and liabilities:
Accounts receivable, net	(98,630)	82,702	(83,773)
Security deposit escrow	6,950	(4,492)	517
Accounts payable and refundable security deposits	6,094	12,953	(1,231)
Deferred rent	62,715	(4,492)	517
Due to affiliates	0	(3,406)	1,536

Total adjustments	1,184,023	451,120	210,164

Net cash provided by continuing operations	89,518	631,104	435,464

Net cash provided by discontinued operations	1,211,797	1,048,825	1,165,020

Net cash provided by operating activities	1,301,315	1,679,929	1,600,484
Cash flows from investing activities:
Payments of deferred lease acquisition costs	(12,245)	(12,245)	(172,157)
Investment in real estate assets	(77,118)	(64,984)	(719,892)

Net cash used in investing activities	(89,363)	(77,229)	(892,049)
Cash flows from financing activities:
Contributions from joint venture partners	0	0	878,062
Distributions to joint venture partners	(1,434,141)	(1,556,774)	(1,376,276)

Net cash used in financing activities	(1,434,141)	(1,556,774)	(498,214)

Net (decrease) increase in cash and cash equivalents	(222,189)	45,926	210,221
Cash and cash equivalents, beginning of year	361,251	315,325	105,104

Cash and cash equivalents, end of year	$139,062	$361,251	$315,325

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$231,237	$351,517	$408,538

Write-off of fully amortized deferred leasing costs	$292,676	$10,708	$36,947

See accompanying notes.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 27, 1991, Wells Real Estate Fund III, L.P. (“Wells Fund III”) entered into a joint venture with Wells Real Estate Fund IV, L.P. (“Wells Fund IV”) to form Fund III and Fund IV Associates (the “Joint Venture”). The general partners of Wells Fund III are Leo F. Wells, III and Wells Capital (“Wells Capital”). The general partners of Wells Fund IV are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was created for the purpose of developing, constructing, and operating the Stockbridge Village Center, a 64,097 building located on 13.62 acres of real property in Stockbridge, Georgia. In July 1992, the Joint Venture also acquired 4400 Cox Road (formerly known as the “Reciprocal Group Building”), a two-story office building containing approximately 43,000 square feet and located in Richmond, Virginia.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present and the real estate assets are classified as Held and Used, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

been no impairment in the carrying value of real estate assets held for investment by the Joint Venture to date. Assets designated as held for sale are adjusted for the lower of cost or fair value less costs to sell, and depreciation is ceased.

Assets Held for Sale

On March 18, 2003, the Joint Venture and the three affiliated joint ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”). Contemporaneously, the Sale Properties were classified as Held for Sale in accordance with paragraph 30 of Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” effective January 1, 2002. SFAS No. 144 requires, among other things, assets held for sale to be presented separately in the accompanying balance sheets and that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented (see Note 3).

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
The Joint Venture	Wells Real Estate Fund III, L.P. Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	Wells Real Estate Fund V, L.P. Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	Wells Real Estate Fund VI, L.P. Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	Wells Real Estate Fund VII, L.P. Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

Accounts Receivable, Net

Accounts receivable, net, is comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $5,873 and $ 0 are included in accounts receivable, net, as of December 31, 2003 and 2002, respectively.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets, net

As of December 31, 2003 and 2002, other assets, net, is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$33,686	$251,052
Refundable security deposits	32,532	39,482

Total	$66,218	$290,534

Deferred leasing costs, net, reflects costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $259,516 and $322,581 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund III and Wells Fund IV in accordance with their respective ownership interests of 57% and 43%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

2.	RELATED-PARTY TRANSACTIONS

Wells Fund III and Wells Fund IV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund III and Wells Fund IV. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $153,209, $120,443, and $116,360 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $61,992, $45,616, and $31,839, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund III and Wells Fund IV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	DISCONTINUED OPERATIONS

On March 18, 2003, Stockbridge Village Center was classified as held for sale. As such, the results of discontinued operations included in the accompanying statements of income for the years ended December 31, 2003, 2002, and 2001 are summarized below:

	2003	2002	2001
Total property revenues	$1,685,883	$1,457,794	$1,545,420

Operating costs-rental property	371,420	306,333	264,221
Depreciation	76,146	347,912	365,671
Management and leasing fees	102,667	102,636	116,179

Total expenses	550,233	756,881	746,071

Income from discontinued operations	$1,135,650	$700,913	$799,349

4.	RENTAL INCOME

Two tenants contributed approximately 32% and 21% of rental income for the year ended December 31, 2003. The Reciprocal Group, sole tenant of 4400 Cox Road, cancelled its lease and vacated the premises in July 2003. In addition, no future minimum rental income is due to the Joint Venture from Stockbridge Village Center, as this property is classified as held for sale as of December 31, 2003.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
STOCKBRIDGE VILLAGE SHOPPING CENTER (a)	None	$2,551,645	$0	$8,080,202	$2,815,561	$7,816,286	$ 0	$10,631,847	$3,379,866	1991	04/04/91	20 to 25 years

4400 COX ROAD (formerly known as the “RECIPROCAL GROUP BUILDING”) (b)	None	529,546	4,158,223	1,395,194	573,582	5,509,381	0	6,082,963	2,934,925	1991	07/01/92	20 to 25 years

Total		$3,081,191	$4,158,223	$9,475,396	$3,389,143	$13,325,667	$ 0	$16,714,810	$6,314,791

(a)	Stockbridge Village Shopping Center, a retail shopping center located in Stockbridge, Georgia, was classified as held for sale on March 18, 2003.

(b)	4400 Cox Road is an office building located in Richmond, Virginia.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND III AND FUND IV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$15,852,817	$3,980,866

2001 additions	719,893	616,956

BALANCE AT DECEMBER 31, 2001	16,572,710	4,597,822

2002 additions	64,983	663,540

BALANCE AT DECEMBER 31, 2002	16,637,693	5,261,362

2003 additions	77,117	1,053,429

BALANCE AT DECEMBER 31, 2003	$16,714,810	$6,314,791

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund IV and Fund V Associates:

We have audited the accompanying balance sheets of Fund IV and Fund V Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund IV and Fund V Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$1,499,190	$2,011,534
Building and improvements, less accumulated depreciation of $3,036,845 and $4,262,645 at 2003 and 2002, respectively	4,623,158	7,531,090
Construction in progress	0	75,997

Total real estate assets	6,122,348	9,618,621
Cash and cash equivalents	342,769	304,906
Accounts receivable	10,098	89,916
Other assets, net	13,842	110,776

Total assets	$6,489,057	$10,124,219

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$49,796	$144,263
Accounts payable and refundable security deposits	32,461	176,801
Deferred rent	232	30,756

Total liabilities	82,489	351,820

Partners’ capital:
Wells Real Estate Fund IV, L.P.	2,412,996	3,680,957
Wells Real Estate Fund V, L.P.	3,993,572	6,091,442

Total partners’ capital	6,406,568	9,772,399

Total liabilities and partners’ capital	$6,489,057	$10,124,219

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$401,492	$1,114,332	$1,531,759
Reimbursement income	5,399	161,331	153,241
Interest income	116	0	0
Other income	102	359	330

	407,109	1,276,022	1,685,330

Expenses:
Depreciation	316,977	323,689	306,332
Management and leasing fees	47,357	115,103	166,103
Operating costs	469,073	566,700	617,796
Joint Venture administration	49,681	56,609	26,324
Legal and accounting	22,992	7,170	9,642

	906,080	1,069,271	1,126,197

Net (loss) income from continuing operations	(498,971)	206,751	559,133

Discontinued operations:
Operating income	142,427	85,995	61,770
Gain on disposition	1,829,564	0	0

Income from discontinued operations	1,971,991	85,995	61,770

Net income	$1,473,020	$292,746	$620,903

Net income allocated to Wells Real Estate Fund IV, L.P.	$554,841	$110,268	$233,875

Net income allocated to Wells Real Estate Fund V, L.P.	$918,179	$182,478	$387,028

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund IV, L.P.	Wells Real Estate Fund V, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$4,064,963	$6,726,916	$10,791,879

Net income	233,875	387,027	620,902
Partnership distributions	(392,001)	(648,704)	(1,040,705)

Balance, December 31, 2001	3,906,837	6,465,239	10,372,076

Net income	110,268	182,478	292,746
Partnership distributions	(336,148)	(556,275)	(892,423)

Balance, December 31, 2002	3,680,957	6,091,442	9,772,399

Net income	554,841	918,179	1,473,020
Partnership contributions	151,071	250,000	401,071
Partnership distributions	(1,973,873)	(3,266,049)	(5,239,922)

Balance, December 31, 2003	$2,412,996	$3,993,572	$6,406,568

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income from continuing operations	$(498,971)	$206,751	$559,133

Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by continuing operations:
Depreciation	316,977	323,689	289,253
Amortization of deferred leasing costs	0	45,918	53,622
Changes in assets and liabilities:
Accounts receivable	28,523	129,204	36,616
Other assets, net	57,785	831	(11,924)
Accounts payable and refundable security deposits	(144,340)	82,248	28,560
Deferred rent	(30,524)	30,756	0
Due to affiliates	0	(40,809)	(13,858)

Total adjustments	228,421	571,837	382,269

Net cash (used in) provided by continuing operations	(270,550)	778,588	941,402
Net cash provided by discontinued operations	282,091	314,594	289,051

Net cash provided by operating activities	11,541	1,093,182	1,230,453

Cash flows from investing activities:
Payments of deferred leasing costs	0	0	(29,140)
Net proceeds received from sale of real estate	4,995,305	0	0
Investment in real estate assets	(35,665)	(114,134)	(105,007)

Net cash provided by (used in) investing activities	4,959,640	(114,134)	(134,147)

Cash flows from financing activities:
Contributions from joint venture partners	401,071	0	0
Distributions to joint venture partners	(5,334,389)	(1,013,279)	(1,036,759)

Net cash used in financing activities	(4,933,318)	(1,013,279)	(1,036,759)

Net increase (decrease) in cash and cash equivalents	37,863	(34,231)	59,547
Cash and cash equivalents, beginning of year	304,906	339,137	279,590

Cash and cash equivalents, end of year	$342,769	$304,906	$339,137

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Partnership distributions payable	$49,796	$144,263	$265,119

Write-off of accounts receivable	$0	$43,143	$0

Write-off of fully amortized deferred leasing costs	$96,328	$0	$0

See accompanying notes.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

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

The Joint Venture was formed for the purpose of developing, constructing and operating commercial real properties. On September 14, 1992, the Joint Venture acquired 2.655 acres of real property in Stockbridge, Georgia for the purpose of constructing two substantially identical two-story office buildings containing approximately 17,847 rentable square feet each, known as the Village Overlook Property. On June 8, 1992, the Joint Venture acquired 5.676 acres of real property located in Jacksonville, Florida for the purpose of developing, constructing, and operating a four-story office building containing approximately 87,600 square feet, known as 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”).

On September 29, 2003, the Joint Venture sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $4,995,000 and gain of approximately $1,830,000 were allocated to the Partnership.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund IV and Wells Fund V in accordance with their respective ownership interests of approximately 38% and 62%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

The Joint Venture has begun to evaluate various options for liquidating its investments in properties. Assets designated as held for sale are adjusted to the lower of carrying value or fair value less costs to sell, and depreciation ceases.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Other Assets, net

As of December 31, 2003 and 2002, other assets, net, is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$0	$57,410
Refundable security deposits	8,385	49,091
Utility deposits	4,275	4,275
Other prepaid expenses	1,182	0

Total	$13,842	$110,776

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $0 and $326,106 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund IV and Wells Fund V are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund IV and Wells Fund V entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IV and Wells Fund V. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $67,216, $133,559, and $157,042 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $52,506, $65,192, and $37,144, respectively, to Wells Capital, Inc., and its affiliates for these services.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

The general partners of Wells Fund IV and Wells Fund V are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statement of income for all periods presented. On September 29, 2003, the Joint Venture sold the Village Overlook Property. The results of discontinued operations from the Village Overlook Property included in the accompanying statements of income are summarized below:

	2003	2002	2001
Total property revenues	$564,432	$689,635	$611,753

Operating costs-rental property	232,161	305,447	273,251
Depreciation	139,664	228,599	210,202
Management and leasing fees	50,180	69,594	66,530

Total expenses	422,005	603,640	549,983

Operating income	142,427	85,995	61,770
Gain on disposition	1,829,564	0	0

Income from discontinued operations	$1,971,991	$85,995	$61,770

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$31,281
2005	147,542
2006	162,422
2007	167,397
2008	172,396
Thereafter	1,165,816

$1,846,854

One tenant contributed approximately 38% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 100% of future minimum rental income.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
VILLAGE OVERLOOK PROPERTY (a)	None	$479,386	$0	$0	$0	$0	$0	$0	$0	1992	09/14/92	20 to 25 years
10407 CENTURION PARKWAY NORTH (formerly known as the “IBM JACKSONVILLE BUILDING”) (b)	None	1,384,751	0	7,774,443	1,499,190	7,660,004	0	9,159,194	3,036,845	1992	06/08/92	20 to 25 years

Total		$1,864,137	$0	$7,774,443	$1,499,190	$7,660,004	$0	$9,159,194	$3,036,845

(a)	Village Overlook Property is two substantially identical two-story office buildings located in Clayton County, Georgia. This property was sold on September 29, 2003.

(b)	10407 Centurion Parkway North is a four-story office building located in Jacksonville, Florida.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND IV AND FUND V ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$13,662,125	$3,193,823

2001 additions	105,007	516,534

BALANCE AT DECEMBER 31, 2001	13,767,132	3,710,357

2002 additions	114,134	552,288

BALANCE AT DECEMBER 31, 2002	13,881,266	4,262,645

2003 additions	68,435	316,977
2003 disposals	(4,790,507)	(1,542,777)

BALANCE AT DECEMBER 31, 2003	$9,159,194	$3,036,845