Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND IV L P
filed 2004-05-10
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund IV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investments in joint ventures	$6,805,453	$6,898,318
Cash and cash equivalents	1,996,256	2,007,826
Due from Joint Ventures	204,628	102,117

Total assets	$9,006,337	$9,008,261

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable	$9,483	$2,324

Total liabilities	9,483	2,324

Partners’ capital:
Limited partners:
Class A—1,322,909 units outstanding	8,996,854	9,005,937
Class B—38,551 units outstanding	0	0
General partners	0	0

Total partners’ capital	8,996,854	9,005,937

Total liabilities and partners’ capital	$9,006,337	$9,008,261

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures (Note 2)	$12,822	$136,558
Interest income	740	347

	13,562	136,905

EXPENSES:
Partnership administration	14,712	20,047
Legal and accounting	7,668	8,832
Other general and administrative	265	1,344

	22,645	30,223

NET (LOSS) INCOME	$(9,083)	$106,682

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(9,083)	$106,682

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(0.01)	$0.08

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.14

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	1,322,909	$8,714,932	38,551	$0	$0	$8,714,932

Net income	0	472,901	0	0	0	472,901
Partnership distributions	0	(181,896)	0	0	0	(181,896)

BALANCE, December 31, 2003	1,322,909	9,005,937	38,551	0	0	9,005,937

Net loss	0	(9,083)	0	0	0	(9,083)

BALANCE, March 31, 2004	1,322,909	$8,996,854	38,551	$0	$0	$8,996,854

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,083)	$106,682
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in income of joint ventures	(12,822)	(136,558)
Changes in assets and liabilities:
Accounts payable	7,159	(7,517)

Net cash used in operating activities	(14,746)	(37,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	3,176	275,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	0	(198,436)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,570)	39,535

CASH AND CASH EQUIVALENTS, beginning of period	2,007,826	28,619

CASH AND CASH EQUIVALENTS, end of period	$1,996,256	$68,154

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$105,687	$190,220

Partnership distributions payable	$0	$181,903

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on October 25, 1990, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

3. Village Overlook Property(1)

Two substantially identical two-story office buildings located in Clayton County, Georgia

4. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

(1)	This property was sold in September 2003.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross selling price of $5,300,000. As a result of this sale, net proceeds of approximately $1,882,000 and gain of approximately $689,000 were allocated to the Partnership during the third quarter of 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to each limited partner holding Class A Units until he has received a 10% per annum return on his adjusted capital contributions, as defined. Cash available for distribution is then paid to the General Partners until each has received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to each limited partner holding Class B Units.

(e)	Distributions of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners on a per-unit basis until each has received 100% of his adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until each has received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units;

•	To all limited partners on a per-unit basis until each has received a cumulative 10% per annum return on his adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until each has received a cumulative 15% per annum return on his adjusted capital contribution, as defined;

•	To all limited partners until each has received an amount equal to has respective cumulative distributions, as defined;

•	To the General Partners until each has received 100% of his capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in four properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		(Loss) From Continuing Operations		Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund III-IV Associates	$0	$158,394	$(87,833)	$32,918	$298,473	$271,892	$210,640	$304,810
Fund IV-V Associates	18,546	260,576	(206,315)	(31,318)	1,074	47,604	(205,241)	16,286

	$18,546	$418,970	$(294,148)	$1,600	$299,547	$319,496	$5,399	$321,096

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $17,406 and $76,037 for the three months ended March 31, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and its affiliates $12,613 and $15,022 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $18,850 and $31,881 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4. SUBSEQUENT EVENT

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 42.8% in Fund III-IV Associates. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $5.1 million and a gain of approximately $2 million have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

5.	CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership straddles the positioning-for-sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in four properties through interests in affiliated joint ventures. As of March 31, 2004, two properties are substantially vacant, one property is under contract to be sold, and one property was sold in 2003. Management will actively pursue re-leasing strategies in 2004 for the two substantially vacant properties, 4400 Cox Road and 10407 Centurion Parkway North.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During the first quarter of 2004, as compared to the first quarter of 2003, net income decreased primarily due to foregone operating cash flows from the sale of the Village Overlook Property in September 2003 and a decline in operating income generated by 10407 Centurion Parkway North and 4400 Cox Road due to significant declines in occupancy effective April 30, 2003 and July 31, 2003, respectively, partially offset by a decrease in depreciation expense for the Stockbridge Village Shopping Center, as this property was classified as held for sale effective March 18, 2003. Cash flows decreased during the first quarter of 2004 from the fourth quarter of 2003 primarily due to a decrease in distributions received from Joint Ventures.

During 2004, the Partnership anticipates continuing to focus on the positioning-for-sale phase. Substantially all of our operating revenues are generated from the operations of properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, in the near-term, we anticipate utilizing current operating cash flows to fund the costs related to re-leasing 4400 Cox Road and 10407 Centurion Parkway North.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

Gross Revenues

Gross revenues of the Partnership were $13,562 and $136,905 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 resulted primarily from the corresponding decrease in equity in income of Joint Ventures further described below.

Equity in Income of Joint Venture – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased for the three months ended March 31, 2004, as compared to 2003, primarily due to (i) a significant decrease in occupancy of 10407 Centurion Parkway North beginning in the second quarter of 2003 and (ii) the termination of the 4400 Cox Road lease beginning in the third quarter of 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased for the three months ended March 31, 2004, as compared to 2003, due to (i) a decline in property taxes at 10407 Centurion Parkway North due to a property tax refund, (ii) a decrease in management fees due to tenants vacating the buildings at 10407 Centurian Parkway North and 4400 Cox Road, (iii) a decrease in building repairs at 10407 Centurian Parkway North, and (iv) a decrease in depreciation expense due to the third quarter write-off of tenant improvements and leasing commissions at 4400 Cox Road, partially offset by operating expenses at 4400 Cox Road which were paid by the tenant in the first quarter of 2003.

Equity in Income of Joint Ventures – Discontinued Operations

Equity in income of Joint Ventures from discontinued operations decreased for the three months ended March 31, 2004 as compared to 2003, primarily as a result of foregone operating cash flows from the sale of the Village Overlook Property in the third quarter of 2003, partially offset by a decrease in depreciation expense for the Stockbridge Village Shopping Center, as this property was classified as held for sale effective March 18, 2003.

As a result of all of the aforementioned factors, equity in income of Joint Ventures decreased to $12,822 from $136,558 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership were $22,645 and $30,223 for the three months ended March 31, 2004 and 2003, respectively. Expenses decreased in 2004 primarily due to a decrease in legal fees and administrative salaries.

Net (Loss) Income of the Partnership

As a result of all of the aforementioned factors, net (loss) income of the Partnership decreased to $(9,083) for the three months ended March 31, 2004, as compared to $106,682 for the three months ended March 31, 2003.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(14,746) and $(37,393) for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease in cash flows used, as compared to 2003, resulted primarily from the decrease in Partnership expenses as described above.

Cash Flows From Investing Activities

Net cash flows from investing activities were $3,176 and $275,364 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease, as compared to 2003, resulted primarily from a decline in operating cash flows received from Fund III-IV Associates due to the vacancy of 4400 Cox Road effective July 31, 2003 and Fund IV-V Associates due to the decline in occupancy of 10407 Centurion Parkway North effective April 30, 2003 and sale of the Village Overlook Property in September 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $0 and $(198,436) for the three months ended March 31, 2004 and 2003, respectively, and are solely comprised of distributions paid to limited partners. The 2004 decrease from 2003, is primarily a result of the corresponding changes in operating distributions received from the Joint Ventures, as discussed in the preceding section.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.00 and $0.14 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. In accordance with the partnership agreement, no distributions have been made to the limited partners holding Class B Units or to the General Partners.

The General Partners have reserved distributions to Class A limited partners for the last three quarters of 2003 and the first quarter of 2004 and anticipate continuing to reserve such distributions until 10407 Centurion Parkway North and 4400 Cox Road are re-leased and the related re-leasing costs are funded.

Sales Proceeds

Rather than distributing the net proceeds from the sale of the Village Overlook Property to the limited partners, such proceeds will be held in reserve to fund the costs anticipated to increase the occupancy of 10407 Centurion Parkway North and re-leasing costs of the currently vacant 4400 Cox Road as the General Partners continue to evaluate the capital needs of the other properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement in 2004.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate utilizing capital resources to fund the following items: (i) re-leasing costs for 10407 Centurion Parkway North (effective June 2004, ADP, Inc. will take occupancy of 36.5% of the building for a term of five years and five months with rent abatements through the end of 2004), and (ii) re-leasing costs for 4400 Cox Road.

(d)	Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g)	Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

(h)	Subsequent Event

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 42.8% in Fund III-IV Associates. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $5.1 million and a gain of approximately $2 million have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q.

(b)	No reports on Form 8-K were filed with the Commission during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner) By: WELLS CAPITAL (Corporate General Partner)

May 10, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
May 10, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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