Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND IV L P
filed 2004-08-12
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-20103

WELLS REAL ESTATE FUND IV, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1915128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund IV, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IV, L.P.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$4,149,327	$6,898,318
Cash and cash equivalents	6,604,554	2,007,826
Due from joint ventures	98,941	102,117

Total assets	$10,852,822	$9,008,261

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$9,726	$2,324

Partners’ capital:
Limited partners:
Class A—1,322,909 units outstanding	10,716,299	9,005,937
Class B—38,551 units outstanding	126,797	0
General partners	0	0

Total partners’ capital	10,843,096	9,005,937

Total liabilities and partners’ capital	$10,852,822	$9,008,261

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$1,891,837	$108,581	$1,904,659	$245,138

EXPENSES:
Partnership administration	38,938	21,513	53,651	41,559
Legal and accounting	12,567	4,277	20,235	13,109
Computer costs	689	2,029	954	3,373

Total expenses	52,194	27,819	74,840	58,041

OTHER INCOME	6,599	8	7,340	355

NET INCOME	$1,846,242	$80,770	$1,837,159	$187,452

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,719,445	$80,770	$1,710,362	$187,452

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$126,797	$0	$126,797	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$1.30	$0.06	$1.29	$0.14

CLASS B	$3.29	$0.00	$3.29	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.14

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	1,322,909	$8,714,932	38,551	$0	$0	$8,714,932

Net income	0	472,901	0	0	0	472,901
Distributions of operating cash flow	0	(181,896)	0	0	0	(181,896)

BALANCE, December 31, 2003	1,322,909	9,005,937	38,551	0	0	9,005,937

Net income	0	1,710,362	0	126,797	0	1,837,159

BALANCE, June 30, 2004	1,322,909	$10,716,299	38,551	$126,797	$0	$10,843,096

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,837,159	$187,452
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,904,659)	(245,138)
Operating distributions received from joint ventures	108,861	465,585
Changes in assets and liabilities:
Accounts payable and accrued expenses	7,402	(8,415)

Total adjustments	(1,788,396)	212,032

Net cash provided by operating activities	48,763	399,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(597,020)	0
Net sale proceeds received from joint ventures	5,144,985	0

Net cash provided by investing activities	4,547,965	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	0	(380,335)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,596,728	19,149

CASH AND CASH EQUIVALENTS, beginning of period	2,007,826	28,619

CASH AND CASH EQUIVALENTS, end of period	$6,604,554	$47,768

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following four properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.

1. Stockbridge Village Shopping Center (1)

A retail shopping center located in Stockbridge, Georgia

2. 4400 Cox Road (formerly known as the “Reciprocal Group Building”)

A two-story office building located in Richmond, Virginia

Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.

3. Village Overlook Property (2)

Two substantially identical two-story office buildings located in Clayton County, Georgia

4. 10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)

A four-story office building located in Jacksonville, Florida

(1)	This property was sold in April 2004.
(2)	This property was sold in September 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Venture, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross sales price of $5,300,000. As a result of this sale, net proceeds of approximately $1,882,000, and gain of approximately $689,000 were allocated to the Partnership.

On April 29, 2004, four Wells affiliated Joint Ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $5,100,000, and a gain of approximately $2,000,000 were allocated to the Partnership.

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

(d)	Distributions of Net Cash From Operations

Cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to each limited partner holding Class A Units until he has received a 10% per annum return on his adjusted capital contributions, as defined. Cash from operations is then paid to the General Partners until each has received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to each limited partner holding Class B Units.

(e)	Distributions of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners on a per-unit basis until each has received 100% of his adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until each has received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units;

•	To all limited partners on a per-unit basis until each has received a cumulative 10% per annum return on his adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until each has received a cumulative 15% per annum return on his adjusted capital contribution, as defined;

•	To all limited partners until each has received an amount equal to has respective cumulative distributions, as defined;

•	To the General Partners until each has received 100% of his capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in four properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund III-IV Associates	$0	$155,719	$(116,763)	$41,512	$4,680,976	$267,074	$4,564,213	$308,586
Fund IV-V Associates	37,373	116,547	(170,237)	(101,660)	7,974	39,382	(162,263)	(62,278)

	$37,373	$272,266	$(287,000)	$(60,148)	$4,688,950	$306,456	$4,401,950	$246,308

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund III-IV Associates	$0	$314,113	$(204,597)	$74,431	$4,979,450	$538,966	$4,774,853	$613,397
Fund IV-V Associates	55,919	377,123	(376,553)	(132,978)	9,048	86,986	(367,505)	(45,992)

	$55,919	$691,236	$(581,150)	$(58,547)	$4,988,498	$625,952	$4,407,348	$567,405

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross monthly collections, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $5,229 and $27,194 for the three months ended June 30, 2004 and 2003, respectively, and $12,625 and $62,395 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and its affiliates $23,241 and $12,255 for the three months ended June 30, 2004 and 2003, respectively, and $35,854 and $27,277 for the six months ended June 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition and liquidation phase of its life cycle. We have sold two assets, including the recent sale of Stockbridge Village Shopping Center. Our focus on the remaining assets involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The recent sale of the Stockbridge Village Shopping Center on April 29, 2004, was a highlight for the Partnership, which held an interest of approximately 43% in Stockbridge Village Shopping Center. The sale capitalized on the current strong investor demand for grocery-anchored shopping centers in the market. We also have made good leasing progress at the 10407 Centurion Parkway North property, raising the occupancy level to approximately 63% with the recent lease with ADP. After the close of the quarter, we signed two new leases at 4400 Cox Road with Apex Systems and New York Life for a total of approximately 32,500 square feet, representing over 75% of the building. Lastly, we also have announced the first distribution of net sale proceeds to limited partners, scheduled for the fourth quarter 2004, totaling $4,627,000 from the sales of Village Overlook Property and Stockbridge Village Shopping Center.

With only two properties remaining in the Partnership, the General Partners are currently reserving operating cash and net sale proceeds to fund the re-leasing costs anticipated for the 4400 Cox Road property and the remaining vacancy at 10407 Centurion Parkway North. We anticipate that operating distributions will continue to be reserved in the near term, as re-leasing occurs at both properties, particularly given that operating cash flow will decrease with the recent sale of the Stockbridge Village Shopping Center property. As 2004 progresses and the outcome of the property re-leasing effort is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $8.8 million, as compared to approximately $13.2 million originally invested, or approximately 67% of the dollars invested since inception. No operating distributions have been made to investors holding Class B units or to the General Partners, in line with the partnership agreement.

Property Summary

•	The leasing efforts at 10407 Centurion Parkway North continue. An 18,843-square-foot lease with Synovus Bank was signed in the first quarter 2004, with a lease term from June 1, 2004, through May 31, 2015. We have executed a lease with ADP for approximately 32,000 square feet for a lease term of July 1, 2004, through November 30, 2009. We also executed a 3,040-square-foot lease with Commercial Jacksonville, effective June 1, 2004, through November 30, 2009. These leases bring the building occupancy to approximately 63%.

•	The 4400 Cox Road property was previously occupied by the Reciprocal Group. We are in the process of re-leasing the building, having signed two new leases after the close of the quarter. Apex Systems, Inc. leased approximately 17,500 square feet, and this lease will extend from September 2004 through June 2015. New York Life Insurance leased approximately 15,000 square feet, and this lease will extend from November 2004 through February 2015.

•	The Stockbridge Village Shopping Center was sold on April 29, 2004, and approximately $5,145,000 in net sales proceeds has been allocated to the Partnership. Approximately $109,000 of these proceeds was used to fund re-leasing capital at 10407 Centurion Parkway North. The General Partners have reviewed costs anticipated to re-lease 4400 Cox Road and determined that approximately $3,066,000 of these net sales proceeds can be distributed, which is scheduled for the fourth quarter 2004. The remaining proceeds of approximately $1,969,000 will be reserved to fund the pro rata share of re-leasing costs at 4400 Cox Road.

•	Village Overlook Property was sold in 2003, and approximately $1,882,000 of the net sales proceeds was allocated to the Partnership. We have allocated approximately $321,000 to fund the Partnership’s pro rata share of leasing costs and capital expenditures at 10407 Centurion Parkway North. The remaining net sales proceeds of approximately $1,561,000 are planned to be distributed in the fourth quarter 2004.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we move further into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news, in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds will encounter lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,891,837 and $108,581 for the three months ended June 30, 2004 and 2003, respectively, and $1,904,659 and $245,138 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) the gain recognized on the April 2004 sale of Stockbridge Village Shopping Center, (ii) a decrease in management fees due to tenants vacating 10407 Centurion Parkway North and 4400 Cox Road during 2003, (iii) a decline in property taxes for 10407 Centurion Parkway North due to a reassessment, partially offset by (iv) a significant decrease in occupancy and write-off of tenant improvements and leasing costs related to 10407 Centurion Parkway North in the second quarter of 2003, and (v) the termination of the 4400 Cox Road lease in the third quarter of 2003.

We expect future equity in income of Joint Ventures to increase as a result of entering into leases for approximately 61% of the 10407 Centurion Parkway North property and approximately 75% of the 4400 Cox Road property at current prevailing market rates.

Expenses of the Partnership

Total expenses of the Partnership were $52,194 and $27,819 for the three months ended June 30, 2004 and 2003, respectively, and $74,840 and $58,041 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily due to corresponding increases in administrative salaries, accounting fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, the Partnership generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $49,000 as compared to approximately $399,000 for the six months ended June 30, 2003. The 2004 decline is primarily attributable to a corresponding decline in operating distributions received from the Joint Ventures due to funding re-leasing costs for 10407 Centurion Parkway North. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The Partnership reserved operating distributions to limited partners for the first six months of 2004 in order to fund the Partnership’s pro rata portion of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North and 4400 Cox Road and anticipate continuing to reserve distributions until such costs are funded.

During the six months ended June 30, 2004, the Partnership invested approximately $430,000 of net proceeds generated from previous property sales and $167,000 generated from operations in Fund IV-V Associates in order to provide funding for building improvements, tenant improvements, and leasing commissions related to new leases for approximately 60% of 10407 Centurion Parkway North.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $10,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of (i) the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the vacant space (approximately 40% of the building) for leasing, and (ii) costs anticipated in connection with re-leasing 4400 Cox Road, which is currently vacant (leases have been executed for approximately 75% of the building). These capital expenditures will be funded predominantly from net sale proceeds as further described in the Capital Resources section below.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties in previous, current and future periods, as well as operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, leasing commissions, renovations, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners, if available.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through the Joint Ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Village Overlook Property (2003)	$4,995,305	37.7%	$1,881,577	$320,836	Re-leasing the 10407 Centurion Parkway building (2004)	$0	$1,560,741
Stockbridge Village Shopping Center (2004)	12,024,223	42.8%	5,144,985	109,234	Re-leasing the 10407 Centurion Parkway building (2004)	0	5,035,751

Total			$7,026,562	$430,070		$0	$6,596,492

Upon evaluating the capital needs of the properties in which the Partnership currently holds an interest, the General Partners determined that reserves of net sale proceeds of approximately $1,969,000 will be required to fund the costs anticipated in connection with re-leasing the 4400 Cox Road and 10407 Centurion Parkway North. The General Partners anticipate distributing residual net sales proceeds of approximately $4,627,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the second quarter of 2004:

(i)	On May 10, 2004, the Partnership filed a Current Report on Form 8-K dated April 29, 2004, reporting the sale of the Stockbridge Village Shopping Center; and

(ii)	On June 24, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated April 29, 2004, providing the required financial statements relating to the sale of the Stockbridge Village Shopping Center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL (Corporate General Partner)

August 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending June 30, 2004, Commission File No. 0-08407, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002