Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND IV L P
filed 2004-11-12
CIK 869712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning law or regulation and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IV, L.P.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	(unaudited)
	September 30, 2004	December 31, 2003

Investments in joint ventures	$4,439,422	$6,898,318
Cash and cash equivalents	6,321,540	2,007,826
Due from joint ventures	0	102,117

Total assets	$10,760,962	$9,008,261

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$12,536	$2,324

Partners’ capital:
Limited partners:
Class A—1,322,909 units outstanding	10,716,299	9,005,937
Class B—38,551 units outstanding	32,127	0
General partners	0	0

Total partners’ capital	10,748,426	9,005,937

Total liabilities and partners’ capital	$10,760,962	$9,008,261

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME (LOSS) OF JOINT VENTURES (Note 2)	$(71,020)	$297,330	$1,833,639	$542,469

EXPENSES:
Partnership administration	25,252	18,521	78,903	60,081
Legal and accounting	12,391	1,737	32,626	14,846
Computer costs	682	2,631	1,636	6,004

Total expenses	38,325	22,889	113,165	80,931

OTHER INCOME	14,674	0	22,015	355

NET INCOME (LOSS)	$(94,671)	$274,441	$1,742,489	$461,893

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$0	$274,441	$1,710,362	$461,893

NET INCOME (LOSS) ALLOCATED TO CLASS B LIMITED PARTNERS	$(94,671)	$0	$32,127	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.21	$1.29	$0.35

CLASS B	$(2.46)	$0.00	$0.83	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.14

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	1,322,909	$8,714,932	38,551	$0	$0	$8,714,932

Net income	0	472,901	0	0	0	472,901
Distributions of operating cash flow	0	(181,896)	0	0	0	(181,896)

BALANCE, December 31, 2003	1,322,909	9,005,937	38,551	0	0	9,005,937

Net income	0	1,710,362	0	32,127	0	1,742,489

BALANCE, September 30, 2004	1,322,909	$10,716,299	38,551	$32,127	$0	$10,748,426

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,742,489	$461,893
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,833,639)	(542,469)
Operating distributions received from joint ventures	207,806	629,268
Changes in assets and liabilities:
Accounts payable and accrued expenses	10,212	(10,781)

Total adjustments	(1,615,621)	76,018

Net cash provided by operating activities	126,868	537,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(958,139)	0
Net sale proceeds received from joint ventures	5,144,985	1,881,732

Net cash provided by investing activities	4,186,846	1,881,732

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	0	(380,335)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,313,714	2,039,308

CASH AND CASH EQUIVALENTS, beginning of period	2,007,826	28,619

CASH AND CASH EQUIVALENTS, end of period	$6,321,540	$2,067,927

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P.	1.	Stockbridge Village Shopping Center (1)
(“Fund III-IV Associates”)	• Wells Real Estate Fund IV, L.P.		A retail shopping center located in Stockbridge, Georgia
		2.	4400 Cox Road (formerly known as the “Reciprocal Group Building”)
A two-story office building located in Richmond, Virginia
Fund IV and Fund V Associates	• Wells Real Estate Fund IV, L.P.	3.	Village Overlook Property (2)
(“Fund IV-V Associates”)	• Wells Real Estate Fund V, L.P.		Two substantially identical two-story office buildings located in Clayton County, Georgia
		4.	10407 Centurion Parkway North (formerly known as the “IBM Jacksonville Building”)
A four-story office building located in Jacksonville, Florida
(1)	This property was sold in April 2004.
(2)	This property was sold in September 2003.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Venture, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On September 29, 2003, Fund IV-V Associates sold the Village Overlook Property to an unrelated third party for a gross sales price of $5,300,000. As a result of this sale, net proceeds of approximately $1,882,000 and gain of approximately $689,000 were allocated to the Partnership.

On April 29, 2004, four Wells-affiliated joint ventures, including Fund III-IV Associates, sold five real properties, including Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village Shopping Center, net proceeds of approximately $5,100,000 and a gain of approximately $2,000,000 were allocated to the Partnership.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to the partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective adjusted capital contributions, as defined. Cash from operations is then paid to the General Partners until each has received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to each limited partner holding Class B Units.

(e)	Distributions of Sales Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contribution, as defined;

•	To all limited partners until they have received an amount equal to their respective cumulative distributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in four properties through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund III-IV Associates	$0	$(58,446)	$(54,868)	$(1,065,580)	$0	$267,228	$(54,868	)(1)	$(798,352)
Fund IV-V Associates	149,343	14,501	(126,220)	(187,351)	0	1,883,636	(126,220	)(1)	1,696,285

	$149,343	$(43,945)	$(181,088)	$(1,252,931)	$0	$2,150,864	$(181,088)		$897,933

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund III-IV Associates	$0	$255,668	$(278,454)	$(991,148)	$4,998,439	$806,193	$4,719,985	(1)	$(184,955)
Fund IV-V Associates	212,655	391,574	(493,725)	(320,329)	0	1,970,622	(493,725	)(1)	1,650,293

	$212,655	$647,242	$(772,179)	$(1,311,477)	$4,998,439	$2,776,815	$4,226,260		$1,465,338

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three and nine months ended September 30, 2004 of approximately $25,461 and $39,339 for Fund III-IV Associates and Fund IV-V Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross monthly collections, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $5,649 and $106,946 for the three months ended September 30, 2004 and 2003, respectively, and $18,274 and $169,344 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and its affiliates $19,488 and $13,854 for the three months ended September 30, 2004 and 2003, respectively, and $55,342 and $41,131 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. We have invested in the Joint Ventures, which originally acquired four properties, of which two properties have been sold. Our focus on the remaining assets in the Joint Ventures involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Through the recent sale of Stockbridge Village Shopping Center on April 29, 2004, in which we held an equity interest of approximately 43%, we were able to capitalize on the current strong investor demand for grocery-anchored shopping centers in the market. We have also increased the occupancy rate of 10407 Centurion Parkway North to approximately 63% upon recently executing the ADP lease. We have signed two new leases at 4400 Cox Road with Apex Systems and New York Life for a total of approximately 36,000 square feet, representing over 84% of the building. Lastly, we anticipate distributing net proceeds from the sales of the Village Overlook Property and Stockbridge Village Shopping Center of approximately $4,627,000 to the limited partners in the fourth quarter of 2004.

As only two properties remain in our portfolio, our General Partners are currently reserving operating cash and a portion of net sale proceeds to fund the re-leasing costs anticipated for the 4400 Cox Road property and the remaining vacancy at 10407 Centurion Parkway North. We anticipate that operating distributions will continue to be reserved in the near term due to a significant decline in operating cash flows resulting from the recent sale of the Stockbridge Village Shopping Center and in order to fund the aforementioned re-leasing costs. As we move into 2005 and the outcome of the property re-leasing efforts becomes more certain, our General Partners will evaluate the availability of net sale proceeds for additional distributions to the limited partners.

While operating distributions to Class A Unit holders have been reserved, as of September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $8.8 million since inception, which equates to approximately 67% of the $13.2 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $9.80 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Class B Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Stockbridge Village Shopping Center was sold on April 29, 2004, and approximately $5,145,000 in net sale proceeds has been allocated to the Partnership. Approximately $504,000 of these proceeds was used to fund re-leasing capital at 10407 Centurion Parkway North. Our General Partners have reviewed costs anticipated to re-lease 4400 Cox Road and the remaining vacancy at 10407 Centurion Parkway North, and determined that approximately $3,066,000 of the net sale proceeds can be distributed, which is scheduled for the fourth quarter 2004. The remaining proceeds of approximately $1,575,000 will be reserved to fund the re-leasing costs as needed.

•	4400 Cox Road was previously occupied by the Reciprocal Group. We are in the process of re-leasing the building. Apex Systems, Inc. leased approximately 21,288 square feet, and this lease will extend from November 2004 through August 2015. New York Life Insurance leased approximately 14,740 square feet, and this lease will extend from October 2004 through December 2014.

•	The Village Overlook Property was sold in 2003, and approximately $1,882,000 of the net sale proceeds was allocated to the Partnership. We have allocated approximately $321,000 to fund our pro-rata share of leasing costs and capital expenditures at 10407 Centurion Parkway North. The remaining net sale proceeds of approximately $1,561,000 are planned to be distributed in the fourth quarter 2004.

•	The leasing efforts at 10407 Centurion Parkway North continue. An 18,843-square-foot lease with Synovus Bank was signed in the first quarter 2004, with a lease term from June 1, 2004, through May 31, 2015. We have executed a lease with ADP for approximately 32,000 square feet for a lease term of July 1, 2004 through November 30, 2009. We also executed an approximate 3,040-square-foot lease with Commercial Jacksonville, effective June 1, 2004 through November 30, 2009. These leases bring the building occupancy to approximately 63%.

As we move further into the disposition and liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news, in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures declined to $(71,020) for the three months ended September 30, 2004, from $297,330 for the three months ended September 30, 2003, primarily due to (i) a gain recognized on the September 2003 sale of the Village Overlook Property and foregone future income resulting from this sale, and (ii) foregone operating income for the third quarter of 2004 resulting from the April 2004 sale of the Stockbridge Village Shopping Center, partially offset by (iii) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, and (iv) the write-off of tenant improvements and leasing costs related to a lease termination at 4400 Cox Road in the third quarter of 2003.

Equity in income (loss) of the Joint Ventures increased to $1,833,639 for the nine months ended September 30, 2004, from $542,469 for the nine months ended September 30, 2003, as the magnitude of the following fluctuations during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, offset the third quarter declines described in the preceding paragraph: (i) gain recognized on the April 2004 sale of Stockbridge Village Shopping Center, and (ii) a decline in property taxes for 10407 Centurion Parkway North due to a reassessment made in the first half of 2004.

We expect future equity in income of Joint Ventures to increase as a result of entering into leases for approximately 63% of the 10407 Centurion Parkway North property and approximately 84% of the 4400 Cox Road property at current prevailing market rates.

Expenses of the Partnership

Our total expenses were $38,325 and $22,889 for the three months ended September 30, 2004 and 2003, respectively, and $113,165 and $80,931 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily due to corresponding increases in administrative salaries and accounting fees associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we have generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $127,000, as compared to approximately $538,000 for the nine months ended September 30, 2003. The 2004 decline is primarily attributable to a corresponding decline in operating distributions received from the Joint Ventures due to funding re-leasing costs for 10407 Centurion Parkway North and 4400 Cox Road. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have reserved operating distributions to limited partners for the first nine months of 2004 in order to fund our pro-rata portion of the costs anticipated in connection with re-leasing 10407 Centurion Parkway North and 4400 Cox Road and anticipate continuing to reserve distributions until such costs are funded.

During the nine months ended September 30, 2004, approximately $5,145,000 of net proceeds was generated from the sale of Stockbridge Village Shopping Center. During the same period, we have invested approximately $769,000 of net sale proceeds and approximately $189,000 of operating cash flows in Fund IV-V Associates in order to provide funding for building improvements, tenant improvements, and leasing commissions related to new leases for approximately 63% of 10407 Centurion Parkway North and in Fund III-IV Associates in order to provide funding for building improvements, tenant improvements, and leasing commissions related to new leases for approximately 84% of 4400 Cox Road. During the same period, we have utilized approximately $55,000 of net sale proceeds to fund Partnership operations.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $13,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of (i) the remaining capital expenditures for 10407 Centurion Parkway North, which are necessary to prepare the vacant space (approximately 37% of the building) for leasing, and (ii) costs anticipated in connection with re-leasing 4400 Cox Road, (approximately 16% of the building). These capital expenditures will be funded predominantly from net sale proceeds as further described in the Capital Resources section below.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties in previous, current and future periods, as well as operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, leasing commissions, renovations, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Village Overlook Property (sold 2003)	$4,995,305	37.7%	$1,881,577	$320,836	• Re-leasing the 10407 Centurion Parkway building (2004)	$0	$1,560,741

Stockbridge Village Shopping Center (sold 2004)	12,024,223	42.8%	5,144,985	503,955	• Re-leasing the 10407 Centurion Parkway building (2004) • Re-leasing 4400 Cox Road building (2004) • Funding Partnership operations (2004)	0	4,641,030

Total			$7,026,562	$824,791		$0	$6,201,771

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $1,575,000 will be required to fund the costs anticipated in connection with re-leasing the 4400 Cox Road and 10407 Centurion Parkway North. Our General Partners anticipate distributing residual net sale proceeds of approximately $4,627,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P., and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to our net income (loss) for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

10.1	Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building

10.2	First Amendment to Lease Agreement with Synovus Financial Corp. for a portion of the 10407 Centurion Parkway Building

10.3	Lease Agreement with Commercial Jacksonville, Inc. for a portion of the 10407 Centurion Parkway Building

10.4	Lease Agreement with ADP, Inc. for a portion of the 10407 Centurion Parkway Building

10.5	Lease Agreement with Apex Systems, Inc. for a portion of the 4400 Cox Road Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending September 30, 2004, Commission File No. 0-18407, and hereby incorporated by this reference)

10.6	Lease Agreement with New York Life Insurance Company for a portion of the 4400 Cox Road Building (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending September 30, 2004, Commission File No. 0-18407, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002