Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND IV L P
filed 2005-08-12
CIK 869712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND IV, L.P.

WELLS REAL ESTATE FUND IV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$6,048,591	$4,989,723
Cash and cash equivalents	652,372	1,141,551
Due from affiliate	0	3,672

Total assets	$6,700,963	$6,134,946

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$5,977	$10,162
Due to affiliates	5,573	2,459

Total liabilities	11,550	12,621

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,322,909 units issued and outstanding	6,605,687	6,122,325
Class B—38,551 units issued and outstanding	83,726	0
General partners	0	0

Total partners’ capital	6,689,413	6,122,325

Total liabilities and partners’ capital	$6,700,963	$6,134,946

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$647,539	$1,891,837	$618,487	$1,904,659

EXPENSES:
Partnership administration	28,605	38,938	48,349	53,651
Legal and accounting	9,100	12,567	17,020	20,235
Other general and administrative	556	689	805	954

Total expenses	38,261	52,194	66,174	74,840

INTEREST AND OTHER INCOME	6,073	6,599	14,775	7,340

NET INCOME	$615,351	$1,846,242	$567,088	$1,837,159

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$531,625	$1,719,445	$483,362	$1,710,362

CLASS B	$83,726	$126,797	$83,726	$126,797

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.40	$1.30	$0.37	$1.29

CLASS B	$2.17	$3.29	$2.17	$3.29

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	1,322,909	$9,005,937	38,551	$0	$0	$9,005,937

Net income	0	1,612,375	0	131,015	0	1,743,390
Distributions of net sale proceeds ($3.40 and $3.40 per Class A Unit and Class B Unit, respectively)	0	(4,495,987)	0	(131,015)	0	(4,627,002)

BALANCE, December 31, 2004	1,322,909	6,122,325	38,551	0	0	6,122,325

Net income	0	483,362	0	83,726	0	567,088

BALANCE, June 30, 2005	1,322,909	$6,605,687	38,551	$83,726	$0	$6,689,413

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$567,088	$1,837,159
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(618,487)	(1,904,659)
Operating distributions received from joint ventures	0	108,861
Operating changes in assets and liabilities:
Decrease in due from affiliate	3,672	0
Increase in due to affiliates	3,114	0
(Decrease) increase in accounts payable and accrued expenses	(4,185)	7,402

Total adjustments	(615,886)	(1,788,396)

Net cash (used in) provided by operating activities	(48,798)	48,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(440,381)	(597,020)
Net sale proceeds received from joint ventures	0	5,144,985

Net cash (used in) provided by investing activities	(440,381)	4,547,965

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(489,179)	4,596,728

CASH AND CASH EQUIVALENTS, beginning of period	1,141,551	2,007,826

CASH AND CASH EQUIVALENTS, end of period	$652,372	$6,604,554

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENDSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund IV, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center(1) A retail shopping center located in Stockbridge, Georgia 2. 4400 Cox Road(2) A two-story office building located in Richmond, Virginia
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	3. 10407 Centurion Parkway North A four-story office building located in Jacksonville, Florida

(1)	This property was sold in April 2004.
(2)	This property was sold in June 2005.

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

On June 21, 2005, Fund III-IV Associates sold the 4400 Cox Road Building to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc. (“Apex”), the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership was allocated net sale proceeds of approximately $2,700,000 and was allocated a gain of approximately $600,000. The gain recognized from the sale of 4400 Cox Road may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective adjusted capital contributions, as defined. Cash from operations is then paid to the General Partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is to be allocated between limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No distributions of net cash from operations will be made to limited partners holding Class B Units.

Distributions of Sales Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contribution, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined; and

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures is $3,876 and $4,273 for the three months ended June 30, 2005 and 2004, respectively, and $11,647 and $10,529 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,895 and $23,241 for the three months ended June 30, 2005 and 2004, respectively, and $33,629 and $35,854 for the six months ended June 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $3,672 are recorded as due from affiliate in the accompanying balance sheet. As of June 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and Wells Capital of $5,573 and $2,459, respectively, are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations				Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,				Three Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund III-IV Associates	$0	$0	$(3,859)	$(14,670)	$1,457,891	(1)	$4,578,883	(2)	$1,454,032	$4,564,213
Fund IV-V Associates	313,602	37,373	67,381	(170,237)	0		7,974		67,381	(162,263)

	$313,602	$37,373	$63,522	$(184,907)	$1,457,891		$4,586,857		$1,521,413	$4,401,950

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations				Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund III-IV Associates	$0	$0	$(10,434)	$(21,339)	$1,470,808	(1)	$4,796,192	(2)	$1,460,374	$4,774,853
Fund IV-V Associates	518,333	55,919	(16,952)	(376,902)	0		9,397		(16,952)	(367,505)

	$518,333	$55,919	$(27,386)	$(398,241)	$1,470,808		$4,805,589		$1,443,422	$4,407,348

(1)	Includes a gain of approximately $1,459,000 recognized on the sale of 4400 Cox Road, of which approximately $624,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of approximately $4,660,000 recognized on the sale of the Stockbridge Village Shopping Center, of which approximately $1,994,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition-and-liquidation phase of our life cycle. We have sold three assets, with only one asset remaining in the Partnership. Our focus on this property involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

During the second quarter of 2005, we engaged in several significant activities that further positioned us to dispose of and liquidate the properties in which we owned interests. Specifically, Apex signed an amendment to lease the remaining vacant space at 4400 Cox Road, which was subsequently sold on June 21, 2005. In addition, the majority tenant at 10407 Centurion Parkway North, ADP, Inc., leased additional space, which increased total occupancy of this property to approximately 80%. Lastly, the General Partners announced the next planned net sale proceeds distribution to limited partners, in which approximately $2,700,000 from the sales of the Stockbridge Village Shopping Center and 4400 Cox Road is scheduled to be paid to the limited partners in the fourth quarter of 2005.

With only one property remaining in the portfolio, our General Partners are currently reserving operating cash and a portion of net sale proceeds to fund the costs anticipated to re-lease the remaining vacancy at 10407 Centurion Parkway North. Accordingly, due to the decline in operating cash flow resulting from recent property sales, we anticipate that operating distributions to limited partners will continue to be reserved as well in the near term, until such re-leasing costs are fully funded. Once the outcome of the property re-leasing and marketing efforts is known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	Stockbridge Village Shopping Center was sold on April 29, 2004 for a gain of approximately $4,660,000, of which approximately $1,994,000 was allocated to the Partnership.

•	The 4400 Cox Road property was sold on June 21, 2005 for a gain of approximately $1,459,000, of which approximately $624,000 was allocated to the Partnership.

•	We have continued to focus our efforts on leasing 10407 Centurion Parkway North during the second quarter of 2005. Occupancy has increased from approximately 61% as of March 31, 2005 to approximately 80% as of June 30, 2005. We will continue to pursue leasing opportunities for the remaining vacant space.

•	The Village Overlook Property was sold in 2003 for a gain of approximately $1,830,000, of which approximately $689,000 was allocated to the Partnership.

•	As of June 30, 2005, the property sales described above generated approximately $9,725,000 in net sales proceeds allocated to the Partnership, of which approximately $1,778,000 has been utilized, approximately $4,627,000 has been distributed to the limited partners, approximately $620,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at 10407 Centurion Parkway North, and approximately $2,700,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (see Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $647,539 and $1,891,837 for the three months ended June 30, 2005 and 2004, respectively and $618,487 and $1,904,659 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases are primarily due to (i) the gain recognized in second quarter 2004 from the sale of Stockbridge Village Shopping Center, (ii) forgone future operating income resulting from the April 2004 sale of the Stockbridge Village Shopping Center, partially offset by (iii) the gain recognized on the sale of 4400 Cox Road in the second quarter of 2005, and (iv) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of 4400 Cox Road.

Expenses of the Partnership

Our total expenses were $38,261 and $52,194 for the three months ended June 30, 2005 and 2004, respectively, and $66,174 and $74,840 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decrease is primarily attributable to a decline in administrative salaries and accounting and legal fees as a result of nonrecurring costs relating to the sale of the Stockbridge Village Shopping Center in the second quarter of 2004. We expect administrative salaries and accounting fees to increase in the future as a result of implementing and adhering to increased reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash outflows of approximately $49,000, as compared to net operating cash flows of approximately $49,000 for the six months ended June 30, 2004. The 2005 decline is primarily attributable to the decline in operating distributions from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

We have not received operating distributions from the Joint Ventures in 2005, primarily as a result of forgone operating income resulting from the sales of properties in the current and previous periods. We do not expect to receive operating distributions from the Joint Ventures in the near term, as we intend to maintain operating cash flow otherwise distributable to the Partnership at the joint venture level in order to fund our pro-rata share of re-leasing costs anticipated in connection with preparing 10407 Centurion Parkway North for sale. Future operating distributions payable to limited partners will be largely dependent upon the amount of cash generated from 10407 Centurion Parkway North, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund IV-V Associates.

During the six months ended June 30, 2005, we also invested approximately $191,000 and $249,000 of net sale proceeds in Fund III-IV Associates and Fund IV-V Associates, respectively, in order to fund tenant improvements for leasing activities at 4400 Cox Road and 10407 Centurion Parkway North, respectively.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $12,000 as of June 30, 2005. We intend to fund our proportionate share of the remaining capital expenditures anticipated in connection with leasing the currently vacant space at 10407 Centurion Parkway North (approximately 20% of the building) with cash on hand and net sale proceeds allocable to the Partnership, which were held by Fund III-IV Associates as of June 30, 2005, and transferred to the Partnership in July 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund IV-V Associates and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from Fund IV-V Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through the Joint Ventures with affiliated partnerships.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the first month following each calendar quarter-end. However, the Joint Ventures reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2005, we had received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership%	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Village Overlook Property (sold in 2003)	$4,995,305	37.7%	$1,881,577	$320,836	• Re-leasing 10407 Centurion Parkway North (2004)	$1,560,741	$0
Stockbridge Village Shopping Center (sold in 2004)	12,024,223	42.8%	5,144,985	1,326,535	• Re-leasing 10407 Centurion Parkway North and	3,066,261	752,189
					4400 Cox Road (2004) • Re-leasing 10407 Centurion Parkway North (2005) • Funding Partnership operations (2005)
4400 Cox Road * (sold in 2005)	6,300,585	42.8%	2,698,065	130,687	• Funding Partnership operations (2005)	0	2,567,378

Total			$9,724,627	$1,778,058		$4,627,002	$3,319,567

*	Net sale proceeds allocable to the Partnership from the June 21, 2005 sale of 4400 Cox Road were held by Fund III-IV Associates as of June 30, 2005 and transferred to the Partnership in July 2005.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $600,000 will be required to fund anticipated re-leasing costs for the remainder of 10407 Centurion Parkway North. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $2,700,000 to the limited partners in the fourth quarter of 2005, as further described below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $2,700,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.     EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

10.1	Second Amendment to Lease with Apex Systems, Inc. for a portion of 4400 Cox Road Building

10.2	First Amendment to Lease with ADP, Inc. for a portion of 10407 Centurion Parkway North Building

10.3	Purchase and Sale Agreement for 4400 Cox Road Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending June 30, 2005, Commission File No. 0-18407, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002