Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND IV L P
filed 2005-11-14
CIK 869712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$3,289,936	$4,989,723
Cash and cash equivalents	3,324,344	1,141,551
Due from affiliate	0	3,672

Total assets	$6,614,280	$6,134,946

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$8,582	$10,162
Due to affiliates	5,778	2,459

Total liabilities	14,360	12,621

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,322,909 units issued and outstanding	6,599,920	6,122,325
Class B—38,551 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	6,599,920	6,122,325

Total liabilities and partners’ capital	$6,614,280	$6,134,946

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(60,590)	$(71,020)	$557,897	$1,833,639

EXPENSES:
Partnership administration	26,627	25,934	75,781	80,539
Legal and accounting	9,079	12,391	26,099	32,626

Total expenses	35,706	38,325	101,880	113,165

INTEREST AND OTHER INCOME	6,803	14,674	21,578	22,015

NET INCOME (LOSS)	$(89,493)	$(94,671)	$477,595	$1,742,489

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(13,304)	$0	$477,595	$1,710,362

CLASS B	$(76,189)	$(94,671)	$0	$32,127

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(0.01)	$0	$0.36	$1.29

CLASS B	$(1.98)	$(2.46)	$0.00	$0.83

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	1,322,909	$9,005,937	38,551	$0	$0	$9,005,937

Net income	0	1,612,375	0	131,015	0	1,743,390
Distributions of net sale proceeds ($3.40 and $3.40 per Class A Unit and Class B Unit, respectively)	0	(4,495,987)	0	(131,015)	0	(4,627,002)

BALANCE, December 31, 2004	1,322,909	6,122,325	38,551	0	0	6,122,325

Net income	0	477,595	0	0	0	477,595

BALANCE, September 30, 2005	1,322,909	$6,599,920	38,551	$0	$0	$6,599,920

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$477,595	$1,742,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(557,897)	(1,833,639)
Operating changes in assets and liabilities:
Decrease in due from affiliate	3,672	0
Increase in due to affiliates	3,319	0
(Decrease) increase in accounts payable and accrued expenses	(1,580)	10,212

Total adjustments	(552,486)	(1,823,427)
Operating distributions received from joint ventures	(25,000)	207,806

Net cash (used in) provided by operating activities	(99,891)	126,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(415,381)	(958,139)
Net sale proceeds received from joint ventures	2,698,065	5,144,985

Net cash provided by investing activities	2,282,684	4,186,846

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,182,793	4,313,714

CASH AND CASH EQUIVALENTS, beginning of period	1,141,551	2,007,826

CASH AND CASH EQUIVALENTS, end of period	$3,324,344	$6,321,540

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENDSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owns interests in the following joint ventures (the “Joint Ventures”) and properties:

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

Wells Real Estate Fund III, L.P. and Wells Real Estate Fund V, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated joint ventures, including Fund III-IV Associates, sold five real properties, including the Stockbridge Village Shopping Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of the Stockbridge Village Shopping Center, the Partnership received net sale proceeds of approximately $5,100,000 and was allocated a gain of approximately $2,000,000.

On June 21, 2005, Fund III-IV Associates sold the 4400 Cox Road Building to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc., the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,700,000 and was allocated a gain of approximately $600,000. The gain recognized from the sale of 4400 Cox Road may be adjusted as additional information becomes available in subsequent periods.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distributions of Sale Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective adjusted capital contribution, as defined;

•	To limited partners holding Class B Units on a per-unit basis until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contribution, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined; and

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

3.    RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through Joint Ventures is $5,943 and $937 for the three months ended September 30, 2005 and 2004, respectively, and $17,590 and $11,466 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $17,014 and $19,488 for the three months ended September 30, 2005 and 2004, respectively, and $50,643 and $55,342 for the nine months ended September 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $3,672 are recorded as due from affiliate in the accompanying balance sheet. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $5,778 and $2,459, respectively, are included in due to affiliates in the accompanying balance sheet.

4. INVESTMENT IN JOINT VENTURES

Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund III-IV Associates	$0	$0	$(8,918)	$(9,067)	$(66,625)	$(45,801)	$(75,543)	$(54,868	)(1)
Fund IV-V Associates	214,695	149,316	(75,043)	(125,487)	0	(733)	(75,043)	(126,220	)(1)

	$214,695	$149,316	$(83,961)	$(134,554)	$(66,625)	$(46,534)	$(150,586)	$(181,088)

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund III-IV Associates	$0	$0	$(19,351)	$(30,406)	$1,404,182 (2)	$4,750,391 (3)	$1,384,831	$4,719,985	(1)
Fund IV-V Associates	732,572	205,235	(91,995)	(502,389)	0	8,664	(91,995)	(493,725	)(1)

	$732,572	$205,235	$(111,346)	$(532,795)	$1,404,182	$4,759,055	$1,292,836	$4,226,260

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three months and nine months ended September 30, 2004 of $25,461 and $39,339 for Fund III-IV Associates and Fund IV-V Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $1,451,000 recognized on the sale of 4400 Cox Road, of which approximately $621,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(3)	Includes a gain of approximately $4,660,000 recognized on the sale of the Stockbridge Village Shopping Center, of which approximately $1,994,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

5.    SUBSEQUENT EVENT

The sales of the Stockbridge Village Shopping Center and 4400 Cox Road generated total net sale proceeds of approximately $7,843,000, of which approximately $1,482,000 has been utilized and approximately $3,066,000 has previously been distributed to the limited partners through September 30, 2005. Upon evaluating the capital needs of the existing property in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $595,000 will be required to fund the Partnership’s share of anticipated re-leasing costs for the remainder of 10407 Centurion Parkway North. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $2,700,000 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition-and-liquidation phase of our life cycle. We have sold three assets, with only one asset remaining in the portfolio. Our focus on this property involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

During 2005 we engaged in several significant activities that further positioned us to dispose of and liquidate the properties in which we have owned interests. Specifically, Apex Systems, Inc., majority tenant, signed an amendment to lease the remaining vacant space at 4400 Cox Road, which was subsequently sold on June 21, 2005. The majority tenant at 10407 Centurion Parkway North, ADP, Inc., leased additional space, which, along with several additional small leases, increased total occupancy of this property to approximately 84%. Lastly, the General Partners distributed net sale proceeds to limited partners of approximately $2,700,000 from the sales of the Stockbridge Village Shopping Center and 4400 Cox Road on November 1, 2005.

With only one property remaining in the portfolio, our General Partners are currently reserving operating cash and a portion of net sale proceeds to fund the costs anticipated to re-lease the remaining vacancy at 10407 Centurion Parkway North. Accordingly, due to the decline in operating cash flow resulting from recent property sales, we anticipate that operating distributions to limited partners will continue to be reserved as well in the near term, until such re-leasing costs are fully funded. Once the outcome of the property re-leasing and marketing efforts is known, the General Partners will evaluate if further distributions of net sale proceeds would be appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Village Overlook Property was sold on September 29, 2003.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	We have continued to focus our efforts on leasing 10407 Centurion Parkway North during the third quarter of 2005. Occupancy has increased from approximately 80% as of June 30, 2005 to approximately 84% as of September 30, 2005. We will continue to pursue leasing opportunities for the remaining vacant space.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $9,725,000 in net sale proceeds allocated to the Partnership, of which approximately $1,803,000 has been invested in the Joint Ventures to fund tenant improvements and leasing costs, approximately $4,627,000 has previously been distributed to the limited partners, approximately $595,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at 10407 Centurion Parkway North, and approximately $2,700,000 was distributed to the limited partners in November 2005.

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(60,590) and $(71,020) for the three months ended September 30, 2005 and 2004, respectively, and $557,897 and $1,833,639 for the nine months ended September 30, 2005 and 2004, respectively. Equity in loss of Joint Ventures decreased for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to (i) increased occupancy at 10407 Centurion Parkway North, partially offset by (ii) forgone operating income from the sale of 4400 Cox Road in the second quarter of 2005. Equity in income Joint Ventures decreased for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to (i) the gain recognized in second quarter 2004 from the sale of the Stockbridge Village Shopping Center, (ii) forgone operating income in 2005 from the sale of the Stockbridge Village Shopping Center, partially offset by (iii) the gain recognized on the sale of 4400 Cox Road in the second quarter of 2005.

We expect equity in income of Joint Ventures to increase going forward as a result of increased occupancy at 10407 Centurion Parkway North.

Expenses of the Partnership

Our total expenses were $35,706 and $38,325 for the three months ended September 30, 2005 and 2004, respectively, and $101,880 and $113,165 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to a decline in administrative salaries and accounting fees as a result of nonrecurring costs relating to the sale of the Stockbridge Village Shopping Center in 2004. We also anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we used net operating cash flows of approximately $100,000, as compared to generating net operating cash inflows of approximately $127,000 for the nine months ended September 30, 2004. The 2005 decline is primarily attributable to the decline in operating distributions from Joint

Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

We have not received operating distributions from the Joint Ventures in 2005, primarily as a result of forgone cash flows resulting from the sales of properties in the current and previous periods. We do not expect to receive operating distributions from the Joint Ventures in the near term, as we anticipate funding our pro-rata share of re-leasing costs anticipated in connection with preparing 10407 Centurion Parkway North for sale. Future operating distributions payable to limited partners will be largely dependent upon the amount of cash generated from 10407 Centurion Parkway North, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned by Fund IV-V Associates.

During the nine months ended September 30, 2005, we also invested approximately $440,000 of net sale proceeds in the Joint Ventures to fund tenant improvements for leasing activities at 4400 Cox Road and 10407 Centurion Parkway North, and received net sale proceeds of approximately $2,698,000 from the sale of 4400 Cox Road.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $14,000, as of September 30, 2005. We intend to fund our proportionate share of the remaining capital expenditures anticipated in connection with leasing the currently vacant space at 10407 Centurion Parkway North (approximately 16% of the building) with cash on hand.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund IV-V Associates and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund IV-V Associates. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements.

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

As of September 30, 2005, we had received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Village Overlook Property (sold in 2003)	$4,995,305	37.7%	$1,881,577	$320,836	• Re-leasing 10407 Centurion Parkway North (2004)	$1,560,741	$0
Stockbridge Village Shopping Center (sold in 2004)	12,024,223	42.8%	5,144,985	1,326,535	• Re-leasing 10407 Centurion Parkway North and 4400 Cox Road (2004) • Re-leasing 10407 Centurion Parkway North (2005) • Funding Partnership operations (2005)	3,066,261	752,189
4400 Cox Road (sold in 2005)	6,305,585	42.8%	2,698,065	155,687	• Funding Partnership operations (2005)	0	2,542,378

Total			$9,724,627	$1,803,058		$4,627,002	$3,294,567

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $600,000 will be required to fund the Partnership’s share of anticipated re-leasing costs for the remainder of 10407 Centurion Parkway North. Accordingly, in November 2005, the remaining net sale proceeds of approximately $752,000 from the sale of the Stockbridge Village Shopping Center and approximately $1,948,000 from the sale of 4400 Cox Road were distributed to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a -15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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