Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND IV L P
filed 2006-08-11
CIK 869712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, and provide distributions to partners, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND IV, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IV, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$142,907	$3,297,140
Cash and cash equivalents	4,480,106	629,547
Other assets	17,711	0

Total assets	$4,640,724	$3,926,687

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,235	$9,370
Due to affiliates	3,571	5,901

Total liabilities	12,806	15,271

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,322,909 units issued and outstanding	4,579,583	3,911,416
Class B – 38,551 units issued and outstanding	48,268	0
General partners	67	0

Total partners’ capital	4,627,918	3,911,416

Total liabilities and partners’ capital	$4,640,724	$3,926,687

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$763,137	$647,539	$751,676	$618,487

EXPENSES:
Partnership administration	23,115	29,161	49,118	49,154
Legal and accounting	8,726	9,100	21,096	17,020

Total expenses	31,841	38,261	70,214	66,174

INTEREST AND OTHER INCOME	29,223	6,073	35,040	14,775

NET INCOME	$760,519	$615,351	$716,502	$567,088

NET INCOME ALLOCATED TO:
CLASS A	$712,184	$531,625	$668,167	$483,362

CLASS B	$48,268	$83,726	$48,268	$83,726

GENERAL PARTNERS	$67	$0	$67	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.54	$0.40	$0.51	$0.37

CLASS B	$1.25	$2.17	$1.25	$2.17

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	1,322,909	$6,122,325	38,551	$0	$ 0	$6,122,325

Net income	0	412,639	0	76,452	0	489,091
Distributions of net sale proceeds ($1.98 and $1.98 per Class A Unit and Class B Unit, respectively)	0	(2,623,548)	0	(76,452)	0	(2,700,000)

BALANCE, DECEMBER 31, 2005	1,322,909	3,911,416	38,551	0	0	3,911,416

Net income	0	668,167	0	48,268	67	716,502

BALANCE, JUNE 30, 2006	1,322,909	$4,579,583	38,551	$48,268	$67	$4,627,918

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,502	$567,088
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(751,676)	(618,487)
Changes in assets and liabilities:
Decrease in due from affiliate	0	3,672
Increase in other assets	(17,711)	0
Decrease in accounts payable and accrued expenses	(135)	(4,185)
(Decrease) increase in due to affiliates	(2,330)	3,114

Net cash used in operating activities	(55,350)	(48,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	0	(440,381)
Net sale proceeds received from joint ventures	3,905,909	0

Net cash provided by (used in) investing activities	3,905,909	(440,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,850,559	(489,179)

CASH AND CASH EQUIVALENTS, beginning of period	629,547	1,141,551

CASH AND CASH EQUIVALENTS, end of period	$4,480,106	$652,372

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. 4400 Cox Road(1) A two-story office building located in Richmond, Virginia
Fund IV and Fund V Associates (“Fund IV-V Associates”)	• Wells Real Estate Fund IV, L.P. • Wells Real Estate Fund V, L.P.	2. 10407 Centurion Parkway North(2) A four-story office building located in Jacksonville, Florida

(1)	This property was sold in June 2005.

(2)	This property was sold in May 2006.

Wells Real Estate Fund III, L.P. and Wells Real Estate Fund V, L.P. are affiliated with the Partnership through common general partners. Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On June 21, 2005, Fund III-IV Associates sold 4400 Cox Road to ASI Partners, LLC, which is the sole owner of Apex Systems, Inc., the majority tenant, for a gross sales price of $6,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,699,000 and was allocated a gain of approximately $621,000.

On May 15, 2006, Fund IV-V Associates and another Wells-affiliated joint venture sold 10407 Centurion Parkway North and a second office property owned by the other Wells-affiliated joint venture to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed-upon credits of approximately $228,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,906,000 and was allocated a gain of approximately $754,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Partnership’s policy is to adopt the liquidation basis of accounting once the liquidation of the properties owned through its interest in the Joint Ventures is imminent, which the Partnership has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. Accordingly, the Partnership will adopt the liquidation basis of accounting effective July 1, 2006. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and are periodically reviewed and adjusted. As the Partnership no longer has continuing real estate operations, the Partnership will no longer be required to present statements of operations or statements of cash flows following the adoption the liquidation basis of accounting beginning with the Form 10-Q filed for the period ended September 30, 2006.

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

Other Assets

As of June 30, 2006, other assets is comprised of interest income receivable.

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

Liquidating Distributions

Liquidating distributions will be made to the limited partners following the sale of substantially all of the real estate assets in which the Partnership owns interests. Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the limited partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on sale of properties.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund III-IV Associates	$105	$0	$ (865)	$(3,859)	$ 0	$1,457,891	$ (865)	$1,454,032
Fund IV-V Associates	582	0	(5,551)	(4,909)	2,032,549	72,291	2,026,998	67,382

	$687	$0	$(6,416)	$(8,768)	$2,032,549	$1,530,182	$2,026,133	$1,521,414

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund III-IV Associates	$ 911	$0	$ (4,311)	$(10,433)	$ 0	$1,470,807	$ (4,311)	$1,460,374
Fund IV-V Associates	582	0	(9,651)	(7,294)	2,010,135	(9,657)	2,000,484	(16,951)

	$1,493	$0	$(13,962)	$(17,727)	$2,010,135	$1,461,150	$1,996,173	$1,443,423

The Partnership allocates income (loss) from operations and from sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund III-IV Associates	$ 0	$ 0	$ 0	$11,608	$1,459,199	$1,470,807
Fund IV-V Associates	8,790	2,001,345	2,010,135	(9,657)	0	(9,657)

	$8,790	$2,001,345	$2,010,135	$ 1,951	$1,459,199	$1,461,150

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $3,501 and $1,804 for the three months ended June 30, 2006 and 2005, respectively, and $6,771 and $2,353 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $11,761 and $16,895 for the three months ended June 30, 2006 and 2005, respectively, and $25,490 and $33,629 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, the due to affiliates balance represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. With the sale of 10407 Centurion Parkway North in the second quarter of 2006, we have now sold all of the real estate assets in which we owned interests. We are planning to conclude all of the Partnership’s activities and dissolve the Partnership by the end of the year.

Having sold all of the real estate assets within the portfolio, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership. Due to a reduction in operating cash flow resulting from recent property sales, operating distributions to limited partners will continue to be reserved. The General Partners have announced their intention to distribute net sale proceeds from the sales of 4400 Cox Road and 10407 Centurion Parkway North of approximately $3,900,000 in November 2006. In addition, our General Partners intend to make a final liquidating distribution to the limited partners of any proceeds that are not required to fund final dissolution costs for the Partnership in December 2006. (See “Contractual Obligations and Commitments” below.)

Property Summary

Information relating to the properties previously owned by the Joint Ventures is provided below:

•	The Village Overlook Property was sold on September 29, 2003.

•	Stockbridge Village Shopping Center was sold on April 29, 2004.

•	The 4400 Cox Road property was sold on June 21, 2005.

•	10407 Centurion Parkway North was sold on May 15, 2006.

Liquidity and Capital Resources

Overview

Our operating strategy has entailed funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. To the extent that operating cash flows have been insufficient to fund our recurring operations, net sale proceeds have been utilized. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources are available.

Short-Term Liquidity

During the six months ended June 30, 2006, we used net operating cash flows of approximately $55,000, as compared to using net operating cash flows of approximately $49,000 for the six months ended June 30, 2005. The 2006 increase in net operating cash flows used is primarily attributable to an increase in expenses incurred by the Partnership related to legal and printing costs.

We have not received operating distributions from the Joint Ventures in 2006, primarily as a result of a decrease in cash flows resulting from the sales of properties in the current and previous periods. We expect operating distributions from Fund IV-V Associates to cease, as we have sold the last remaining asset in the current quarter. Future operating distributions to limited partners will be reserved as a result of having sold all of the real estate assets in which we owned interests.

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $13,000, as of June 30, 2006.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future sources of capital will be primarily derived from net proceeds which have been generated from the sale of our properties.

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

Historically, the Joint Ventures funded capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expired, the Joint Ventures would attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals required less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures were required to be funded by the Partnership and respective joint venture partners on a pro-rata basis.

Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

Village Overlook Property (sold in 2003)	$ 4,995,305	37.7%	$ 1,881,577	$ 320,836	• Re-leasing 10407 Centurion Parkway North (2004)	$1,560,741	$ 0

Stockbridge Village Shopping Center (sold in 2004)	12,024,223	42.8%	5,144,985	1,326,535	• Re-leasing 10407 Centurion Parkway North and 4400 Cox Road (2004) • Re-leasing 10407 Centurion Parkway North (2005) • Funding Partnership operations (2005)	3,818,450	0

4400 Cox Road (sold in 2005)	6,308,796	42.8%	2,699,439	205,687	• Funding Partnership operations (2005)	1,947,812	545,940

10407 Centurion Parkway North (sold in 2006)	10,370,756	37.7%	3,906,342	0		0	3,906,342

Total			$13,632,343	$1,853,058		$7,327,003	$4,452,282

Upon evaluating the remaining obligations of the Partnership associated with its final dissolution, our General Partners have determined that reserves of net sale proceeds of approximately $550,000 will be required to fund the anticipated costs necessary to liquidate and dissolve the Partnership. Our General Partners anticipate distributing net sale proceeds of approximately $3,900,000 in November 2006, as further described below. In addition, our General Partners intend to make a final liquidating distribution to the limited partners of any proceeds that are not required to fund final dissolution costs for the Partnership in December 2006.

Contractual Obligations and Commitments

In June 2006, our General Partners announced their intention to distribute net sale proceeds from the sales of 4400 Cox Road and 10407 Centurion Parkway North of approximately $3,900,000 in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. Following such distribution, we would hold residual net sale proceeds of approximately $550,000 in reserve in order to fund the anticipated costs necessary to liquidate and dissolve the Partnership. In addition, our General Partners intend to make a final liquidating distribution to the limited partners of any proceeds that are not required to fund final dissolution costs for the Partnership in December 2006.

These distributions have not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution dates require our General Partners to reevaluate our reserve requirements, it is possible that these distributions may not occur, or that such distributions could be made at lower amounts.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $763,137 and $647,539 for the three months ended June 30, 2006 and 2005, respectively, and $751,676 and $618,487 for the six months ended June 30, 2006 and 2005, respectively. The increases in equity in income of Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain recognized on the sale of 10407 Centurion Parkway North in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of 4400 Cox Road in the second quarter of 2005 and (iii) a decrease in operating income from the aforementioned sales.

We expect equity in income of Joint Ventures to decrease going forward as a result of a decrease in operating income due to having disposed of all assets within the portfolio.

Expenses

Our total expenses were $31,841 and $38,261 for the three months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, is primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

Our total expenses were $70,214 and $66,174 for the six months ended June 30, 2006 and 2005, respectively. The increase for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, is primarily attributable to an increase in legal fees and printing costs resulting from increased reporting and regulatory requirements, partially offset by a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative costs and legal fees in future periods resulting from increased costs relating to dissolving the Partnership.

Interest and Other Income

Interest and other income was $29,223 and $6,073 for the three months ended June 30, 2006 and 2005, respectively, and $35,040 and $14,775 for the six months ended June 30, 2006 and 2005, respectively. The 2006 increases, as compared to 2005, are primarily due to (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the net sale proceeds received from the sale of 10407 Centurion Parkway North, and (ii) an increase in the daily interest yield.

Future levels of interest income will be largely dependent upon the timing of net sale proceeds distributions to the investors.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We have considered the period of future benefit in determining the appropriate useful lives of our real estate assets. These assessments have a direct impact on net income. We depreciated the real estate assets owned through the Joint Ventures during the periods presented over the following estimated useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term of economic life

In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.

Valuation of Real Estate Assets

We continually monitored events and changes in circumstances that would have indicated that the carrying amount of the properties in which we had an ownership interest may not have been recoverable. When indicators of potential impairment were present which indicated that the carrying amount of the real estate asset may not have been recoverable, management assessed the recoverability of the real estate asset by determining whether the carrying value of the real estate asset would have been recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows did not exceed the carrying value, management adjusted the real estate asset to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognized an impairment loss. Estimated fair value was calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market price, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there was no impairment in the carrying value of the real estate assets owned through the Joint Ventures during the periods presented.

Projections of expected future cash flows required management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would have resulted in an incorrect assessment of the property’s future cash flows and fair value, and could have resulted in the overstatement of the carrying value of the real estate assets owned through the Joint Ventures and net income of the Partnership.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

10.1

Purchase and Sale Agreement for 10407 Centurion Parkway North (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending March 31, 2006, Commission File No. 0-20103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002