Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND IV L P
filed 2006-11-13
CIK 869712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund IV, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The information furnished in the Partnership’s accompanying financial statements reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the interim periods presented are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$0	$3,297,140
Cash and cash equivalents	4,673,671	629,547
Other assets	6,149	0

Total assets	$4,679,820	$3,926,687

LIABILITIES, PARTNERS’ CAPITAL, AND NET ASSETS IN LIQUIDATION

LIABILITIES:
Accounts payable and accrued expenses	$74,163	$9,370
Due to affiliates	17,121	5,901

Total liabilities	91,284	15,271

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,322,909 units issued and outstanding		3,911,416
Class B – 38,551 units issued and outstanding		0
General partners		0

Total partners’ capital		3,911,416

Total liabilities and partners’ capital		$3,926,687

TOTAL NET ASSETS IN LIQUIDATION	$4,588,536

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD FROM JULY 1, 2006 TO

SEPTEMBER 30, 2006 (UNAUDITED)

2006
Net assets in liquidation at July 1, 2006	$4,627,918
Changes in net assets in liquidation attributed to:
Decrease in investment in joint ventures	(142,907)
Increase in cash and cash equivalents	193,565
Decrease in other assets	(11,562)
Increase in accounts payable and accrued expenses	(64,928)
Increase in due to affiliates	(13,550)

Net assets in liquidation at September 30, 2006	$4,588,536

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Six Months Ended June 30,
	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$751,676	$618,487

EXPENSES:
Partnership administration	49,118	49,154
Legal and accounting	21,096	17,020

Total expenses	70,214	66,174
INTEREST AND OTHER INCOME	35,040	14,775

NET INCOME	$716,502	$567,088

NET INCOME ALLOCATED TO:
CLASS A	$668,167	$483,362

CLASS B	$48,268	$83,726

GENERAL PARTNERS	$67	$0

NET INCOME PER LIMITED PARTNER UNIT:
CLASS A	$0.51	$0.37

CLASS B	$1.25	$2.17

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

See accompanying notes.

WELLS REAL ESTATE FUND IV, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The Partnership is organized as a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership serving as its General Partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 25, 1990 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partner unit has equal voting rights, regardless of class.

The Partnership owned interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

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

Basis of Presentation

As of September 30, 2006, Wells Real Estate Fund IV, L.P. (the “Partnership”) has disposed of all of its real estate assets and does not intend to invest in additional properties. The Partnership has begun to wind up its affairs by, among other things: (i) distributing net sale proceeds to the limited partners of approximately $3,900,000 in November 2006, (ii) establishing cash reserves in an amount necessary to settle the estimated residual assets and liabilities, and (iii) planning a liquidating distribution payment to limited partners of residual cash balances in December 2006. The General Partners will use the cash reserves provided in the accompanying statement of net assets in liquidation to settle the outstanding liabilities of the Partnership.

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all of its real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for those periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

The General Partners intend to terminate the Partnership in accordance with the relevant dissolution and termination provisions of the partnership agreement and Georgia Revised Uniform Partnership Act. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the partnership with the Secretary of the State of Georgia, and (ii) a Form 15 with the Securities and Exchange Commission in order to de-register the Partnership under the Securities Exchange Act of 1934.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006, other assets is comprised of property insurance refund receivable.

Distribution of Sale Proceeds

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

•

To limited partners holding Class B Units on a per-unit basis until such limited partners have received an amount equal to the net cash available for distribution previously received by the limited partners holding Class A Units on a per-unit basis;

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

Liquidating Distributions

Liquidating distributions will be made to the limited partners following the sale of substantially all of the real estate assets in which the Partnership owns interests. Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the limited partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on the sale of properties.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund III-IV Associates	$ 911	$0	$(4,311)	$(10,433)	$0	$1,470,807	$(4,311)	$1,460,374
Fund IV-V Associates	582	0	(9,651)	(7,294)	2,010,135	(9,657)	2,000,484	(16,951)

	$1,493	$0	$(13,962)	$(17,727)	$2,010,135	$1,461,150	$1,996,173	$1,443,423

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund III-IV Associates	$ 0	$0	$0	$11,608	$1,459,199	$1,470,807
Fund IV-V Associates	8,790	2,001,345	2,010,135	(9,657)	0	(9,657)

	$8,790	$2,001,345	$2,010,135	$ 1,951	$1,459,199	$1,461,150

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $6,771 and $2,353 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time spent on the respective entities by individual personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $25,490 and $33,629 for the six months ended June 30, 2006 and 2005, respectively.

In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, the due to affiliates balance represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

The 2005 sale of 4400 Cox Road and the 2006 sale of 10407 Centurion Parkway North generated aggregate net sale proceeds to the Partnership of approximately $6,606,000, of which approximately $231,000 has been utilized and approximately $1,948,000 has been previously distributed to limited partners through September 30, 2006. In accordance with the terms of the partnership agreement, in November 2006, the General Partners distributed additional net sale proceeds of approximately $3,900,000 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. The General Partners intend to make a final liquidating distribution to the limited partners in December 2006 of any proceeds that are not required to fund final dissolution costs of the Partnership.

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

Overview

We are completing the disposition-and-liquidation phase of our life cycle. We completed the sale of all of our real estate assets with the sale of 10407 Centurion Parkway North in the second quarter of 2006 and plan to conclude all of the Partnership’s activities and dissolve the Partnership by the end of 2006. Having sold all of the real estate assets within the portfolio, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership. The General Partners distributed net sale proceeds from the sales of 4400 Cox Road and 10407 Centurion Parkway North of approximately $3,900,000 in November 2006. In addition, our General Partners intend to make a final liquidating distribution to the limited partners in December 2006 of any proceeds that are not required to fund final dissolution costs of the Partnership.

Liquidity and Capital Resources

Short-Term Liquidity

We believe that the cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $91,000, as of September 30, 2006.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future sources of capital will be primarily derived from net proceeds which have been generated from the sale of our properties.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. We anticipate using net property sale proceeds to settle the remaining obligations of the Partnership. As of September 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Village Overlook Property (sold in 2003)	$4,995,305	37.7%	$ 1,881,577	$320,836	• Re-leasing 10407 Centurion Parkway North (2004)	$1,560,741	$ 0

Stockbridge Village Shopping Center (sold in 2004)	$12,024,223	42.8%	5,144,985	1,326,535	• Re-leasing 10407 Centurion Parkway North and 4400 Cox Road (2004) • Re-leasing 10407 Centurion Parkway North (2005) • Funding Partnership operations (2005)	3,818,450	0

4400 Cox Road (sold in 2005)	$6,308,796	42.8%	2,699,439	205,687	• Funding Partnership operations (2005)	1,947,812	545,940

10407 Centurion Parkway North (sold in 2006)	$10,370,779	37.7%	3,906,351	25,000	• Funding Partnership operations (2006)	0	3,881,351

Total			$13,632,352	$1,878,058		$7,327,003	$4,427,291

Our General Partners distributed net sale proceeds of approximately $3,900,000 in November 2006. In addition, our General Partners intend to make a final liquidating distribution to the limited partners in December 2006 of any proceeds that are not required to fund final dissolution costs of the Partnership.

Changes in Net Assets in Liquidation

We have begun to dissolve the Partnership by, among other things, liquidating assets and settling liabilities. In connection therewith, our net assets in liquidation fluctuated during the three months ended September 30, 2006, primarily as a result of liquidating our investment in joint ventures and incurring additional expenses related to dissolving the Partnership.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $751,676 and $618,487 for the six months ended June 30, 2006 and 2005, respectively. The increase in equity in income of Joint Ventures for 2006, as compared to 2005, is primarily attributable to (i) the gain recognized on the sale of 10407 Centurion Parkway North in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of 4400 Cox Road in the second quarter of 2005, and (iii) a decrease in operating income from the aforementioned sales.

Expenses

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

Interest and Other Income

Interest and other income was $35,040 and $14,775 for the six months ended June 30, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily due to (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the net sale proceeds received from the sale of 10407 Centurion Parkway North, and (ii) an increase in the daily interest yield.

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

In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income would be misstated.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IV, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 10, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 10, 2006	/s/ DOUGLAS P. WILLIAMS
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